Form 10-Q/A
period 1995-03-31
JOULE INC
filed 1995-05-18
CIK 798168

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                         or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from                                to

     Commission File Number 0-14926

                                               Joule Inc.
          (Exact name of registrant as specified in its charter)

                    Delaware                               22-2735672
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

          1245 Route 1 South,    Edison, New Jersey  08837
                 (Address of principal executive officers)
                         (Zip Code)

                                       (908) 548-5444
          (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.Yes       X                   No

As of May 1, 1995 3,610,000 shares of the Registrant's common stock were outstanding.

                 Part I - Financial Information
Item 1.  Financial Statements

                  Joule' Inc. and Subsidiaries
                  Consolidated Balance Sheets

                                                        March 31,            September 30,
                                                             1995                     1994
                                 ASSETS
CURRENT ASSETS:
       Cash                                               $34,000             $49,000
       Accounts receivable, less allowance for doubtful
               accounts of $216,000 and $186,000 respectively     6,369,000      6,293,000
       Prepaid expenses and other current assets          383,000             681,000
                                                    -------------       -------------
                    Total Current Assets                6,786,000           7,023,000

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION                                                   1,668,000      1,282,000

GOODWILL AND OTHER INTANGIBLES                            144,000             156,000

OTHER ASSETS                                              114,000             115,000
                                                    -------------       -------------
                                                       $8,712,000          $8,576,000

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Loans payable to bank                                         $2,995,000     $3,363,000
   Current portion of long term debt                       25,000                   0
Accounts payable and accrued expenses            994,000        906,000
   Accrued payroll and related taxes                      902,000             701,000
   Income taxes                                                           0        215,000
                                                    -------------       -------------
                    Total Current Liabilities           4,916,000           5,185,000
                                                    -------------       -------------
LONG TERM DEBT                                            469,000             424,000
                                                    -------------       -------------
                    Total Liabilities                   5,385,000           5,609,000
                                                    -------------       -------------
STOCKHOLDERS' EQUITY:
   Preferred stock,$.01 par value:
      Authorized 500,000 shares, none outstanding               0                   0
   Common stock,$.01 par value:
      Authorized 10,000,000 shares-issued 3,760,000
      and 3,750,000 shares respectively                    38,000              38,000
   Paid-in capital                                                3,502,000      3,488,000
   Retained earnings (deficit)                                      195,000      (151,000)
                                                    -------------       -------------
                                                        3,735,000           3,375,000
   LESS: Cost of 150,000 shares of common stock held in treasury              408,000        408,000
                                                -----------------     ---------------
                    Total Stockholders' Equity          3,327,000           2,967,000
                                                    -------------       -------------
                                                       $8,712,000          $8,576,000


See accompanying notes to consolidated financial statements.
/TABLE

                  Joule' Inc. and Subsidiaries

Consolidated Statements of Income


                                Three Months Ended  Six Months Ended
                                    March 31,           March 31,           March 31,           March 31,
                                         1995                1994                1995                1994
                              ---------------     ---------------     ---------------     ---------------
REVENUES                           $9,806,000          $9,053,000         $20,873,000         $18,049,000

COSTS, EXPENSES, AND OTHER:

     COST OF SERVICES               8,336,000           7,605,000          17,547,000          15,163,000
     SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             1,265,000           1,181,000           2,572,000           2,315,000

     INTEREST EXPENSE                  94,000              63,000             191,000             123,000

OTHER (INCOME)/EXPENSE   (3,000)       (2,000)          5,000        (3,000)
                              ---------------     ---------------     ---------------     ---------------
INCOME BEFORE INCOME TAXES            114,000             206,000             558,000             451,000

INCOME TAXES                           43,000              39,000             212,000             113,000
                              ---------------     ---------------     ---------------     ---------------

NET INCOME                            $71,000            $167,000            $346,000            $338,000



NET INCOME PER COMMON SHARE             $0.02               $0.05               $0.10               $0.09



NUMBER OF SHARES AND
     EQUIVALENTS OUTSTANDING        3,629,000           3,622,000           3,625,000           3,619,000



See accompanying notes to consolidated financial statements.
/TABLE

                  Joule' Inc. and Subsidiaries
             Consolidated Statements of Cash Flows
                                            Six  Months Ended

                                             March 31,    March 31,
                                                 1995                   1994
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                     $346,000      $338,000
   Adjustments to reconcile net income to net cash flows
      provided from (used in) operating activities:
 Depreciation and amortization              152,000             109,000
      Loss from disposal of equipment                4,000             0
      Provision for losses on accounts receivable                 30,000         35,000
   Changes in operating assets and liabilities:
      Accounts receivable                                      (106,000)      (866,000)
      Prepaid expenses and other assets            297,000     (209,000)
      Accounts payable and accrued expenses         88,000       (3,000)
      Accrued payroll and related taxes            201,000       210,000
      Income taxes                               (215,000)       (7,000)
                                           ---------------         ---------------
           Net cash flows from (used in) operating activities    797,000      (393,000)
                                          ----------------        ----------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Acquisitions of property and equipment        (528,000)     (182,000)
                                          ----------------        ----------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Increase (decrease) in loans payable to bank                (368,000)        576,000
   Payment of long term debt                                     (6,000)              0
   Additions to long term debt                                    76,000              0
   Proceeds from exercise of stock options          14,000             0
                                          ----------------        ----------------
        Net cash flows from (used in) financing activities     (284,000)        576,000
                                          ----------------        ----------------
NET CHANGE IN CASH                                (15,000)         1,000

CASH, BEGINNING OF PERIOD                           49,000        42,000
                                           ---------------         ---------------
CASH, END OF PERIOD                                $34,000       $43,000


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                  $189,000      $117,000

   Income taxes paid                                            $486,000       $120,000

See accompanying notes to consolidated financial statements.
/TABLE

                  JOULE INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS
                          (UNAUDITED)

(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

                  JOULE INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from providing labor outsourcing services to its customers. Revenues increased 8% to $9.8 million during the three months ended March 31, 1995 from $9.1 million in the prior year. Revenue for the first six months of fiscal 1995 amounted to $20.9 million, a 16% increase over the prior year. The Company's outsourcing services include staffing services and industrial contracting. Staffing services revenue increased 22%, to $4.9 million and $9.8 million, for both the three and six months ended March 31, 1995 compared to the same periods a year ago. The increases in revenue were attributable to an expanded customer base of large corporations as the demand for such services grew. Industrial contracting revenues were $4.9 million in the current quarter, 2% lower than a year earlier. Six month revenues increased 11% to $11.1 million from $10.0 million in the prior year period. Cost of services increased to 85% of revenue in the three months ended March 31, 1995 compared to 84.0% a year earlier due to the completion of several non-recurring marginal contracts, while for six months this ratio approximated 84.0% in both years. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

Selling, general and administrative expenses amounted to $1,265,000 and $2,572,000 in the three and six months ended March 31, 1995 compared to $1,181,000 and $2,315,000 a year earlier. The trend in improvement of such expenses as a percentage of revenue continued, to 12.9% from 13.0% in the three month periods and to 12.3% from 12.8% in the six month periods. These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the Company's branch offices. Interest expense increased to $94,000 and $191,000 in the current periods compared to $63,000 and $123,000 in the prior year as both rates and average borrowings increased. The income tax rate was 38% in the current periods, an increase from 19% and 25% in the respective three and six month periods a year earlier because of the use of net operating loss carry forwards and accumulated tax credits in fiscal 1994. As a result of the above, net income was reduced to $71,000 or $0.02 per share in the current three month period from $167,000 or $0.05 per share a year ago; for the six months ended March 31, 1995 net income increased to $346,000 or $0.10 per share from $338,000 or $0.09 a share in the prior year.

                   JOULE INC AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at March 31, 1995 were $6,786,000 as compared to $7,023,000 at September 30, 1994 and current liabilities were $4,916,000 compared to $5,185,000 as of the earlier date. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs.
The Company has a $4,000,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's base rate plus 1 percent, $2,995,000 was outstanding under this line as of March 31, 1995.

The company occupied a new building in the first quarter of fiscal 1995.
This facility was constructed next to its existing headquarters and was financed by a $500,000 mortgage loan. It is the operational headquarters for the staffing services division of the Company. The Company believes that internally generated funds and available borrowings will provide sufficient funds to meet its requirements for the next 12 months.

                   JOULE IN AND SUBSIDIARIES
                  PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

  (a)               Exhibits:  None
  (b)               Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                           JOULE INC.
                          (Registrant)

May 12, 1995
                                        E. N. Logothetis
                                   E. N. Logothetis, Chairman
                                   (Principal Executive Officer)

May 12, 1995
                                         Bernard G. Clarkin
                              Bernard G. Clarkin, Vice President and Chief
                             Financial Officer (Principal Financial Officer)