Form 10-Q
period 1995-06-30
JOULE INC
filed 1995-08-14
CIK 798168

[LIVE]
FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1995

					or

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

	For the transition period from              to

	Commission File Number 1-9477

		                  Joule' Inc.
		(Exact name of registrant as specified in its charter)

       Delaware       				        22-2735672
(State or other jurisdiction			(IRS Employer
of incorpora tion or organization)		Identification No.)

		1245 Route 1 South,    Edison, New Jersey  08837
		  (Address of principal executive officers)
					(Zip Code)

		               (908) 548-5444
		(Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X      			No

As of August 1, 1995 3,610,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

Joule' Inc. and Subsidiaries
Consolidated Balance Sheets

				                                      	June 30,		         September 30,
		ASSETS			                                  1995                		1994
CURRENT ASSETS:
    Cash                                			$   74,000         		$   49,000
    Accounts receivable, less allowance
    		for doubtful accounts of $231,000
		    and $186,000 respectively            	7,146,000	          	6,293,000
    Prepaid expenses and other
		    current assets                         	277,000             	681,000
		Total Current Assets                     	7,497,000          		7,023,000

PROPERTY AND EQUIPMENT, NET OF
	ACCUMULATED DEPRECIATION                  	1,704,000          		1,282,000

GOODWILL AND OTHER INTANGIBLES               	138,000            		156,000

OTHER ASSETS                               			111,000            		115,000

					                                      $9,450,000		         $8,576,000

		LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank	                 $3,445,000        		$3,363,000
    Accounts payable and accrued
		    expenses                           			1,121,000           		906,000
    Accrued payroll and related taxes        	828,000           		701,000
    Income taxes                                  		0           		215,000
    Current portion of long term debt 	        25,000		                 0
		Total Current Liabilities                	5,419,000         		5,185,000

LONG TERM DEBT                        			     463,000        	    424,000

		Total Liabilities                     	   5,882,000        	  5,609,000

STOCKHOLDERS' EQUITY:
    Preferred stock,$.01 par value:
      Authorized 500,000 shares,
	    	 none outstanding                            	0                  	0
    Common stock,$.01 par value:
      Authorized 10,000,000
	     	shares-issued 3,760,000 and
       3,750,000 shares respectively          	38,000            		38,000
    Paid-in capital                       		3,502,000         		3,488,000
    Retained earnings (deficit)          	    436,000        		  (151,000)
                                       					3,976,000         		3,375,000
LESS: Cost of 150,000 shares of common
	stock held in treasury                  	    408,000       		    408,000
		Total Stockholders' Equity               	3,568,000	         	2,967,000
                                    	  				$9,450,000	        	$8,576,000



<F1>
See accompanying notes to consolidated financial statements.

/TABLE

Joule' Inc. and Subsidiaries

Consolidated Statements of Income

                              			Three Months Ended	       	Nine Months Ended
	                             	June 30,     June 30,	    June 30,     June 30,
                              		1995        	1994         	1995        	1994
REVENUES                   	$10,969,000  	$8,671,000 	$31,842,000 	$26,720,000

COSTS, EXPENSES, AND OTHER:

      COST OF SERVICES       	9,094,000	   7,376,000 	 26,641,000	  22,539,000
      SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES	1,367,000    1,045,000    3,938,000    3,360,000

      INTEREST EXPENSE          	97,000      	70,000    	 289,000      193,000

      OTHER (INCOME)/EXPENSE    	23,000	       5,000      	27,000	       2,000

INCOME BEFORE INCOME TAXES     	388,000     	175,000     	947,000     	626,000

INCOME TAXES	                   147,000      	44,000      360,000      157,000


NET INCOME	                    $241,000	    $131,000     $587,000     $469,000

NET INCOME PER COMMON SHARE	      $0.07	       $0.04	       $0.16	       $0.13

NUMBER OF SHARES AND
    EQUIVALENTS OUTSTANDING  	3,629,000	   3,631,000	   3,626,000	   3,623,000


<F1>
See accompanying notes to consolidated financial statements.

/TABLE

Joule' Inc. and Subsidiaries
Consolidated Statements of Cash Flows
			                                                  Nine Months Ended
		                                             	    June 30,	         June 30,
		                                                   	1995	             1994

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
	Net income	                                      	$587,000	         $469,000
	Adjustments to reconcile net income to
		net cash flows provided from (used in)
		operating activities:
		Depreciation and amortization	                    244,000	          166,000
		Loss from disposal of equipment	                    4,000	                0
		Provision for losses on accounts receivable	       45,000           	50,000
	Changes in operating assets and liabilities:
		Accounts receivable		                            (898,000)        	(622,000)
		Prepaid expenses and other assets	                405,000	         (323,000)
		Accounts payable and accrued expenses	            215,000          	(40,000)
		Accrued payroll and related taxes	                127,000	          134,000
		Income taxes 		                                  (215,000)	          15,000

		Net cash flows from (used in)
			operating activities	                            514,000         	(151,000)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
		Acquisitions of property and equipment	          (649,000)	        (486,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
		Increase (decrease) in loans payable	to bank       82,000	          400,000
  Payment of long term debt	                        (12,000)	               0
		Additions to long term debt	                       76,000	          246,000
		Proceeds from exercise of stock options	           14,000	                0

		Net cash flows from (used in)
			financing activities	                            160,000	          646,000

NET CHANGE IN CASH		                                 25,000	            9,000

CASH, BEGINNING OF PERIOD	                           49,000	           42,000

CASH, END OF PERIOD		                               $74,000	          $51,000

SUPPLEMENTAL CASH FLOW INFORMATION:

	  Interest paid 		                                $284,000	         $186,000

	  Income taxes paid 		                            $579,000	         $142,000

<F1>
See accompanying notes to consolidated financial statements.

/TABLE

Joule' INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and change

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunctions with the financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

Joule' INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations
             Condition and Results of Operations

Results of Operations

	The Company's revenues are derived from providing labor outsourcing services to its customers.  Revenues increased 26% to $11.0 million during the three
 months ended June 30, 1995 from $8.7 million in the prior year.   Revenue
 for the first nine months of fiscal 1995 amounted to $31.8 million, a 19%
 increase over the prior year.  The Company's outsourcing services include staffing services and industrial contracting.  Staffing services revenue increased 27%, to $5.7 million, and 24%, to $15.5 million, for the respective three and nine months ended June 30, 1995 compared to the same periods a year ago. Industrial contracting revenues increased to $5.2 million in the current quarter, 24% higher than a year earlier.
 Nine month revenues increased 15% to $16.3 million from $14.2 million in the prior year period.  The increases in revenue were attributable to an expanded customer base of large corporations as the demand for such services grew.  Cost of services improved to 82.9% in the current three months from
 85.1% in the prior year and to 83.7% in the current nine months compared to
 84.4% a year earlier.  These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, geneal liability and workers' compensation insurance, and other costs of services.

	Selling, general and administrative expenses amounted to $1,367,000 and
 $3,938,000 in the three and nine months ended June 30, 1995 compared to
 $1,045,000 and $3,360,000 a year earlier.  These expenses amounted to 12.5%
 of revenue in the current three month period compared to 12.1% in the prior year, and 12.4% of revenue in the nine months ended June 30, 1995 compared to 12.6% a year earlier.  These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the
 Company's branch officer. Interest expense increased to $97,000 and $289,000 in the current three and nine month periods compared to $70,000 and $193,000 in the prior year as both rates and average borrowings increased.  The income tax rate was 38% in the current periods, an increase from 25% in the respective three and nine month periods a year earlier because of the use of net operating loss carry forwards and accumulated tax credits in fiscal
 1994.  As a result of the above, net income increased to $241,000 or $0.07 per share in the current three month period from $131,000 or $0.04 per share a year ago; for the nine months ended June 30, 1995 net income increased to
 $587,000 or $0.16 per share from $469,000 or $0.13 a share in the prior year.
Joule' INC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at June 30, 1995 were $7,497,000 as compared to $7,023,000 at September 30, 1994 and current liabilities were $5,419,000 compared to $5,185,000 as of the earlier date. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,000,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's base rate plus 1 percent, $3,445,000 was outstanding under this line of June 30, 1995.

The company occupied a new building in the first quarter of fiscal 1995.
 This facility was constructed next to its existing headquarters and was financed by a $500,000 mortgage loan. It is the operational headquarters for the staffing services division of the Company. The Company believes that internally generated funds and available borrowings will provide sufficient funds to meet its requirements for the next 12 months.
Joule' IN AND SUBSIDIARIES
PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

	On July 17, 1995, the United States Court of Appeals for the Federal Circuit
 affirmed the decision of the United States Court of Federal Claims dismissing the Company's claims against a U.S. Government Agency that amounted to approximately $6,500,000, including interest.  Such claims were discussed in the Company's Annual Report on Form 10-K for the year ended
 September 30, 1994 and in prior filings.  The decision will have no financial statement impact since the carrying value of the claims and related costs were eliminated in the Company's financial statements for the fiscal year ended September 30, 1993.

Item 6.   Exhibits and Reports on Form 8-K

  (a)	Exhibits:  None
  (b)  	Reports on Form 8-K

	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Joule' INC.
(Registrant)

August 14, 1995			                                E. N. Logothetis
                                                E. N. Logothetis, Chairman
                                            		(Principal Executive Officer)

August 14, 1995	                                  Bernard G. Clarkin
                                            				Bernard G. Clarkin,
                                             		Vice President and Chief
                                                		Financial Officer
                                        					(Principal Financial Officer)