Form 10-Q/A
period 1995-03-31
JOULE INC
filed 1995-09-20
CIK 798168

[LIVE]
THE PURPOSE OF THIS AMMENDMENT IS TO ATTACH THE FINANCIAL DATA SCHEDULE

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

Item 6.   Exhibits and Reports on Form 8-K

  (a)	Exhibits:  Financial Data Schedule
  (b)  	Reports on Form 8-K

	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Joule' INC.
(Registrant)

September 20, 1995			                                E. N. Logothetis
                                                E. N. Logothetis, Chairman
                                            		(Principal Executive Officer)

September 20, 1995	                                  Bernard G. Clarkin
                                            				Bernard G. Clarkin,
                                             		Vice President and Chief
                                                		Financial Officer
                                        					(Principal Financial Officer)