Form 10-K
period 1995-09-30
JOULE INC
filed 1995-12-22
CIK 798168

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
(Mark One)
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ( X )              THE SECURITIES EXCHANGE ACT OF 1934
                         For The Fiscal Year Ended September 30, 1995
                                   OR
 (      )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ......... to ................

                     Commission File Number - 1-9477

                               JOULE' INC.
         (Exact name of registrant as specified in its charter)

          Delaware                                          22-2735672
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1245 U.S. Route 1 South, Edison, New Jersey          08837
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  908-548-5444

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par va lue $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No        .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 4, 1995, was approximately $ 3,607,000.

As of December 1, 1995, there were 3,610,000 shares of Common Stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's 1995 Annual Report to Stockholders filed with the Commission pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1996 Annual Meeting of Stockholders are incorporated by reference in Part III: Items 10-13, of this Annual Report on Form 10-K.

                                 PART I
ITEM  1.  BUSINESS

General

          Joule' Inc. and its subsidiaries are engaged in the business of personnel outsourcing, as a supplier to industry of staffing service personnel and as a contractor (industrial contracting). The staffing services group focuses on supplying skilled office workers, light industrial workers, and engineering professionals primarily to business and industry on a temporary basis. As an industrial contractor, the Company provides facilities maintenance and plant operations services to industrial companies. The Company derived 67%, 70% and 69% of its revenue from services provided to customers in New Jersey in 1995, 1994, and 1993, respectively.

          All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. During the fiscal year ended September 30, 1995, the Company furnished approximately 6,500 employees to approximately 1,100 clients. At September 30, 1995, approximately 1,500 employees were on assignment to approximately 300 clients for periods ranging in duration from one day to several years.

          The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Staffing Services

          The staffing services group of the Company supplies skilled workers and engineering professionals to business and industry. The skilled workers are comprised of word processing, data entry and other office service personnel as well as light industrial workers. Recruitment and assignment of office personnel are conducted through eight offices in New Jersey and one in Florida. Such assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, termination or reassignments of the client's full-time employees or to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit.

          In addition, the staffing services operation furnishes engineering personnel, including designers, draftsman and technicians, on a project basis. Recruitment and assignment of these personnel are conducted from Edison, New Jersey. A client that has an in-house engineering department is able to supplement its permanent staff in a particular skill or for a specific project by utilizing engineering and technical personnel provided by the Company to implement the client's design and programs. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor an engineer of record. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many engineers and technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation.

          The use by clients of staffing services personnel provided by the Company allows them to hire only such permanent employees as are required for their regular work loads. Clients are thus able to shift to the Company the cost and inconvenience associated with the employment of such personnel, including advertising, interviewing, screening, testing, training, fringe benefits, record keeping, payroll taxes and insurance. The Company is able to absorb such costs more effectively than its clients because its employees, once recruited, are generally assigned to a succession of positions with different clients. During fiscal 1995, the average number of staffing services personnel on assignment per week was approximately 900. The furnishing of staffing services personnel to clients contributed approximately 51% , 48% and 49% of revenues in fiscal 1995, 1994 and 1993, respectively.

Industrial Contracting

          The Company provides industrial contracting services at oil refineries; utilities; chemical, pharmaceutical and industrial plants; and office buildings. These contracts often encompass more responsibility for performance of discrete functions for customers on an ongoing basis. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesman as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and reassembly of plant equipment.

          The Company provides industrial contracting services under contracts for specified periods, or for specified dollar amounts. The
Company generally charges clients at hourly rates for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. During fiscal 1995, the average number of project service personnel on assignment per week to clients was approximately 350. Historically, a substantial percentage of industrial contracting contracts are renewed. Industrial contracting contributed approximately 49%, 52%, and 51% of revenues in fiscal 1995, 1994, and 1993, respectively.

Customers and Marketing

          A significant portion of the Company's business represents repeat orders. For fiscal 1995 over 65 % of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

          The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 1995, 1994, or 1993.

Personnel Assignment and Recruitment

          The Company maintains a computerized data base of information on potential employees. It uses optical scanning equipment to enhance its data base retrieval system. The data base contains information on office services personnel, engineering services personnel and facilities maintenance personnel, classified by skill, residence, experience and current availability for assignment. When called upon to fill an assignment, the Company's recruiting specialists match the client's specifications with the information in the data base on these potential employees. The ability to update, expand and rapidly access the data base is important to the Company's success. The Company's branch offices have direct, on-line access to the data base. Direct access is especially important in the office services area where immediate response to client orders is required. In addition, it is important in the engineering services operation because of the diversity of skills involved.

          The Company recruits personnel through advertisements in local media and trade journals and through referrals by current and past employees. Personnel listed in the Company's data base generally do not work exclusively for the Company. Compensation and location of the assignment are the principal factors considered by such personnel when choosing from competing assignments. The Company considers its pay scale to be competitive.


Competition

          The Company faces intense competition in both staffing services and industrial contracting from a large number of local and regional firms as well as national firms. The Company competes with these firms for potential employees as well as for clients. Many of the regional firms and all of the national firms with which it competes are substantially larger and possess substantially greater operating, financial and personnel resources than the Company. The Company competes in both staffing services and industrial contracting primarily on the basis of price, quality and reliability of service. Its primary geographic market is New Jersey and, to a lesser extent, the nearby states.

Employees

          At September 30, 1995, the Company employed approximately 77 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 1,500 persons on assignment to approximately 300 clients. The Company is a party to collective bargaining agreements covering approximately 200 employees engaged in industrial contracting. The Company considers its relationships with all its employees to be satisfactory.

ITEM  2.  PROPERTIES

          The Company leases most of its facilities. At September 30, 1995, the Company was party to 14 leases comprising approximately 30,000 square feet. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company also owns a building adjacent to its corporate headquarters that was completed and occupied in November, 1994. It serves as operational headquarters for the Company's staffing services divisions and is linked to other offices by computer network and communications equipment. The corporate headquarters and five additional facilities are leased from Emanuel N. Logothetis, the Chairman of the Board of the Company, and corporations that are owned by him and the members of his family, at an aggregate annual rent of $199,000, plus applicable real estate taxes, under terms and conditions that, in the opinion of management, are not less favorable than would have been available from unaffiliated parties. Eight additional facilities, comprising approximately 10,000 square feet of space, are leased from unaffiliated parties at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs. For information concerning the Company's lease obligations, see Note7 of Notes to Consolidated Financial Statements.

ITEM  3.  LEGAL PROCEEDINGS

          During the course of a long term contract with a U.S. Government Agency and prior to September 30, 1993 the company recorded claims and related interest receivables which amounted to $5,981,000. The claims were made under a contract, completed in 1990, to provide maintenance services at a government facility. The Government Agency's Contracting Officer rejected the claims; however, the Company filed appeals with the U.S. Court of Federal Claims. After the submission of the Company's case, the Government made a motion for dismissal of the Company's case. The Court on August 31, 1993 issued an opinion and entered a judgement that all claims be dismissed. The Company appealed the decision to the United States Court of Appeals for the Federal Circuit. In June 1994, the United States Court of Appeals for the Federal Circuit vacated the judgement of the United States Court of Federal Claims that had dismissed the Company's claims. The case was remanded to the lower court for findings of fact and conclusions of law. In August 1994, the lower court issued a new opinion which again dismissed the Company's claims. The Company then appealed the new opinion. On July 17, 1995, the United States Court of Appeals for the Federal Circuit affirmed the decision of the lower court dismissing the Company's claims. This decision had no financial statement impact since the carrying value of the claims and related costs were eliminated in the Company's financial statements for the fiscal year ended September 30, 1993.

     In the opinion of management, other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.




Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 4, 1995 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.



          Emanuel N. Logothetis, age 65, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988.

          Bernard G. Clarkin, age 46, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February, 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990. Prior to that he was Reporting and Compliance Officer with Anchor Savings Bank for two years and Manager of Financial Reporting at Kidde, Inc. for nine years.

          Richard Flaherty, age 49, was elected a Vice President on July 1, 1986 after serving as General Manager of the Engineering Operation since June 1984. Prior thereto, he had been Branch Manager since joining the Company in July 1968.

          John Logothetis, age 42, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.



                                 PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

          The information required by this Item is incorporated by reference to the information under the same caption on page 12 of JOULE's Annual Report to Stockholders for the year ended September 30, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

          The information required by this Item is incorporated by reference to the five-year Selected Financial Information included on page 1 of JOULE's Annual Report to Stockholders for the year ended September 30, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this Item is incorporated by reference to the information under the same caption on pages 4 to 5 of JOULE's Annual Report to Stockholders for the year ended September 30, 1995.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 6 to 12 of JOULE's Annual Report to Stockholders for the year ended
September 30, 1995.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.




                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors - Director Compensation" in the Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Compensation of Executive Officers -- Certain Transactions" in the Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and
"Beneficial Ownership of Management" in the Proxy Statement and is incorporated in this Item 12 by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 will be included under the caption "Compensation of Executive Officers -- Certain Transactions" in the Proxy Statement and is incorporated in this
Item 13 by reference.



                                 PART IV

ITEM 14.  EXHIBITS,FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in
     Part IV by reference to the Company's 1995 Annual Report to
     Stockholders filed with the Commission pursuant to Rule 14a-3 under the Securities Exchange Act of 1934.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years 1995 and 1994.

          Consolidated Balance Sheets of September 30, 1995 and 1994, respectively.

          Consolidated Statements of Operations for the Years Ended September 30, 1995, 1994 and 1993, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 1995, 1994 and 1993, respectively.


          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 1995, 1994 and 1993, respectively.

          Notes to Consolidated Financial Statements.

     Independent Auditor's Report with respect to the financial statements for the year ended September 30, 1993 is included at page F-1 of this Annual Report on Form 10-K and incorporated in this item 14(a) by reference.

     The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

          Report of Independent Public Accountants  as to Schedules   F-2

          Independent Auditors' Report on Financial Statement Schedules    F-3

          Financial Statement Schedules:

               VIII - Valuation and Qualifying Accounts               F-4

               IX   - Short-term Borrowings . . . . . .F-5

     All other schedules are omitted since they are not required or are not applicable or since the information is furnished elsewhere in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c)  Exhibits

     3.1   --       Certificate of Incorporation, filed as Exhibit 3.1
                    to the Company's Registration Statement on Form S-1
                    (File No. 33-7617) under the Securities Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.

     3.2   --       By-laws, as amended, filed as Exhibit 3.2 to the
                    Form S-1 and incorporated herein by reference.

     4.1   --       Loan and Security Agreement, dated as of February
                    20, 1991, between Registrant and United Jersey Bank
                    Central, N.A., filed as Exhibit 4.1 to the Company's
                    Annual Report on Form 10-K for the year ended
                    September 30, 1991 and incorporated herein by reference.

     4.1a -- Third Modification and Extention Agreement, dated August 23, 1995, between Registrant and United Jersey Bank.

               The Company hereby agrees to furnish to the Commission upon its request any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt which does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

     10.1 -- Lease Agreement, dated July 1, 1986, between Registrant and Eisler Engineering Corp. ("Eisler") for premises at 1245 Route 1 South, Edison, New Jersey, filed as Exhibit
               10.1 to the Form S-1 and incorporated herein by reference.

     10.2 -- Lease Agreement, dated April 1, 1986, between Registrant and Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference.

     10.3 -- Lease Agreement, dated December 1, 1986, between Registrant and Pentacle Corporation for premises at 50 South Center Street, Orange, New Jersey, filed as Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

     10.4 -- Lease Agreement, dated January 15, 1992, between JOULE Maintenance of Gibbstown Inc. and 429 Broad Street Corporation for premises at 429 East Broad Street, Gibbstown, New Jersey, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

     10.6 -- Lease Agreement, dated January 1, 1987, between Registrant and E. N. Logothetis for Unit G, Mercerville Professional Park Condominiums, 2333 Whitehorse - Mercerville Road, Hamilton Township, New Jersey, filed as
               Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

      10.7 -- Lease Agreement, dated December 30, 1991 between registrant and Pentacle Corporation for 5000 square feet of storage space at Orange Commons in Orange, New Jersey, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

      10.8*  --     1988 Non-qualified Stock Option Plan, filed as
                    Exhibit 10.13 to the Company's Annual Report on Form
                    10-K for the year ended September 30, 1991 and incorporated herein by reference.

      10.9*  --     1991 Stock Option Plan, filed as Exhibit 10.11 to
                    the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     13      --     Annual Report to Stockholders for the year ended
                    September 30, 1995.

      21    -- List of Subsidiaries.

     23.1   -- Consent of Independent Public Accountants

     23.2   -- Consent of Independent Auditors

     27     -- Financial Data Schedule (in EDGAR filing only)




     *    Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        JOULE INC.

Dated:  December 20, 1995       Emanuel N. Logothetis
                              Emanuel N. Logothetis,
                              Chairman of the Board and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 1995.



 Emanuel  N. Logothetis                Bernard G. Clarkin
Emanuel N. Logothetis              Bernard G. Clarkin
Chairman of the Board, President   Vice President and Chief Financial
Director (Principal Executive      Officer (Principal Financial
Officer and Principal               and Accounting Officer)
Officer)


     Nick M. Logothetis                Steven Logothetis
Nick M. Logothetis - Director      Steven Logothetis - Director



    William C. Dackis                 Paul DeBacco
William C. Dackis  - Director      Paul DeBacco - Director



   Robert W. Howard                   Peter J. Gianacakes
Robert W. Howard - Director        Peter J. Gianacakes - Director

EXHIBIT INDEX
Exhibit
Number
Description of Exhibit
Page
3.1
Certificate of Incorporation, filed as
Exhibit 3.1 to the Company's  Registration
Statement on Form S-1 (File No. 33-7617)
under the Securities Act of 1933, as
amended (the "Form S-1"), and incorporated
herein by reference.
  *
 3.2
By-laws, as amended, filed as Exhibit 3.2
to the Form S-1 and incorporated herein by
reference.
   *
 4.1
Loan and Security Agreement, dated as of February 20, 1991, between Registrant and
United Jersey Bank Central, N.A., filed as
Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended September
30, 1991 and incorporated herein by
reference.
   *
                         4.1a Third Modification and Extention Agreement,
                    dated August 23, 1995, between Registrant and United Jersey Bank.

The Company hereby agrees to furnish to the Commission upon its request any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt which does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

10.1Lease Agreement, dated July 1, 1986,
between Registrant and Eisler Engineering
Corp. ("Eisler") for premises at 1245 Route
1 South, Edison, New Jersey, filed as
Exhibit 10.1 to the Form S-1 and
incorporated herein by  reference.
   *
10.2  Lease Agreement, dated April 1, 1986,
between Registrant and Emanuel N.
Logothetis for premises at 362 Parsippany
Road, Parsippany, New Jersey, filed as
Exhibit 10.5 to the Form S-1 and
incorporated herein by  reference.
   *
10.3Lease Agreement, dated December 1, 1986,
between Registrant and Pentacle
Corporation for premises at 50 South Center
Street, Orange, New Jersey, filed as
Exhibit 10.8 to the Company's Annual Report
on Form 10-K for the year ended September
25, 1987 and incorporated herein by
reference.
   *
10.4Lease Agreement, dated January 15, 1992,
between JOULE' Maintenance of Gibbstown Inc.
and 429 Broad Street Corporation for
premises at 429 East Broad Street,
Gibbstown, New Jersey, filed as Exhibit
10.4 to the Company's Annual Report on Form
10-K for the year ended September 30, 1993
and incorporated herein by reference.
   *
10.6Lease Agreement, dated January 1, 1987,
between Registrant and E. N. Logothetis for
Unit G, Mercerville Professional Park
Condominiums, 2333 Whitehorse - Mercerville
Road, Hamilton Township, New Jersey, filed
as Exhibit 10.12 to the Company's Annual
Report on Form 10-K for the year ended
September 25, 1987 and incorporated herein
by reference.
   *
10.7Lease Agreement, dated December 30, 1991
between registrant and Pentacle Corporation
for 5000 square feet of storage space at
Orange Commons in Orange, New Jersey, filed
as Exhibit 10.7 to the Company's Annual
Report on Form 10-K for the year ended
September 30, 1993 and incorporated herein
by reference.
    *
10.8**1988 Non-qualified Stock Option Plan, filed
as Exhibit 10.13 to the Company's Annual
Report on Form 10-K for the year ended
September 30, 1991 and incorporated herein
by reference.
   *
10.9**1991 Stock Option Plan, filed as Exhibit
10.11 to the Company's Annual Report on
Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

   *
13Annual Report to Stockholders for the year
ended September 30, 1995

21List of Subsidiaries

23.1Consent of Independent Public Accountants

23.2Consent of Independent Auditors

27Financial Data Schedule (in EDGAR Filing
only)

*     Incorporated by Reference
**   Compensatory Plan

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of JOULE', Inc.

We have audited the consolidated balance sheet of JOULE', Inc. and subsidiaries as of September 30, 1993 (not presented herein), and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JOULE', Inc. and subsidiaries at September 30,1993, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


WISS & COMPANY, LLP



Livingston, New Jersey
November 18, 1993

                      Arthur Andersen LLP







            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Joule, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Joule, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 13, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These scheduled have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



 ARTHUR ANDERSEN LLP


Roseland, New Jersey
November 13, 1995

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of JOULE', Inc.


Our audit of the consolidated financial statements referred to in our report dated November 18, 1993 appearing in the 1995 annual report to shareholders of JOULE', Inc. (which report and consolidated financial statements are incorporated by reference in this annual report on Form 10-K) also included an audit of the 1993 Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly the information set forth therein when read in conjunction with the related consolidated financial statements.


WISS & COMPANY, LLP


Livingston, New Jersey
November 18, 1993

                                                               SCHEDULE VIII

                        JOULE INC. AND SUBSIDIARIES

             VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES


                    BALANCE   CHARGED TO   CHARGED               BALANCE
                    BEGINNING COSTS AND   TO OTHER               END OF
DESCRIPTION         OF PERIOD EXPENSES    ACCOUNTS  DEDUCTIONS   PERIOD

Allowance for
    doubtful accounts:

Years Ended:
   September 30, 1993         $149,000    $123,000    -----      $59,000   $213,000

  September 30, 1994          $213,000    $ 65,000    -----      $92,000   $186,000

  September 30, 1995          $186,000    $120,000    -----      $166,000  $140,000

                                                                                             SCHEDULE IX

                                       JOULE INC AND SUBSIDIARIES

                                          SHORT-TERM BORROWINGS


CATEGORY OF
AGGREGATE
SHORT-TERM
BORROWINGS


BALANCE AT
END OF YEAR
WEIGHTED
AVERAGE
INTEREST RATE
AT END OF
YEAR
MAXIMUM
AMOUNT OF
BORROWINGS
DURING THE
YEAR

AVERAGE
AMOUNT
OUTSTANDING
DURING THE
YEAR*

WEIGHTED
AVERAGE
INTEREST RATE
DURING THE
YEAR*
S>
               <C

YEARS ENDED:

     SEPTEMBER 30, 1993
BANKS$2,796,0007.50%$3,150,000$2,775,0007.6%
     SEPTEMBER 30, 1994
BANKS$3,363,0009.25%$3,896,000$3,275,0008.2%
     SEPTEMBER 30, 1995
BANKS$4,105,0009.75%$4.,155,000$3,472,000$10.0%

<F1>
                *      Average amount outstanding is based on daily averages.  Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.


                                                             EXHIBIT 4.1a

________________________________________________________________________


                 THIRD MODIFICATION AND EXTENSION AGREEMENT

                                by and among

                                JOULE, INC.,
                              as the Borrower

                                    and

                          JOULE MAINTENANCE CORP.,
                   JOULE MAINTENANCE OF GIBBSTOWN, INC.,
                          JOULE ENGINEERING CORP.,
                        JOULE TECHNICAL CORPORATION,
                       JOULE TEMPORARIES CORPORATION,
                    JOULE MAINTENANCE OF NEW YORK, INC.,
                    JOULE MAINTENANCE OF MARYLAND, INC.,
                        TIGER MAINTENANCE, INC., and
                    JOULE MAINTENANCE OF BAYONNE, INC.,
                 collectively, as the Corporate Guarantors

                                    and

                            UNITED JERSEY BANK,
                               as the Lender

                           Dated: August 23, 1995

_________________________________________________________________________
















                 THIRD MODIFICATION AND EXTENSION AGREEMENT



  THIS THIRD MODIFICATION AND EXTENSION AGREEMENT (including all amendments, modifications and supplements is hereinafter referred to as the "Third Modification Agreement"), is made this 23rd day of August, 1995, by and among

  JOULE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, having its principal executive offices located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as the "Borrower"),

  AND

  JOULE MAINTENANCE CORP., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance Corp.")

  AND

  JOULE MAINTENANCE OF GIBBSTOWN, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of Gibbstown, Inc.")

  AND

  JOULE ENGINEERING CORP., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Engineering Corp.")

   AND

   JOULE TECHNICAL CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of Virginia, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Technical Corporation")

   AND

   JOULE TEMPORARIES CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Temporaries Corporation")

   AND

   JOULE MAINTENANCE OF NEW YORK, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New York, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of New York, Inc.")

   AND

   JOULE MAINTENANCE OF MARYLAND, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of Maryland, Inc."),

   AND

   TIGER MAINTENANCE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Tiger Maintenance, Inc."),

   AND

   JOULE MAINTENANCE OF BAYONNE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of Bayonne, Inc." and hereinafter Joule Maintenance Corp., Joule Maintenance of Gibbstown, Inc., Joule Engineering Corp., Joule Technical Corporation, Joule Temporaries Corporation, Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc., Tiger Maintenance, Inc. and Joule Maintenance of Bayonne, Inc. shall be collectively referred to as the "Corporate Guarantors"),

   AND

   UNITED JERSEY BANK, having an office located at Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837, being a banking corporation duly organized and validly existing under the laws of the State of New Jersey (hereinafter referred to as the "Lender").




                      W I T N E S S E T H:


   WHEREAS, on or about February 20, 1991, the Borrower requested and the Lender agreed to make a revolving credit loan in the aggregate principal amount of up to Four Million and 00/100 ($4,000,000.00) Dollars for the purposes of (i) refinancing certain of the Borrower's then existing indebtedness to First Fidelity Bank, National Association and (ii) financing the general working capital requirements of the Borrower (hereinafter referred to as the "Revolving Credit Loan"), all as more fully provided for in that certain Loan and Security Agreement dated February 20, 1991, executed by and between the Borrower and the Lender (hereinafter referred to as the "Loan Agreement"); and

   WHEREAS, the Revolving Credit Loan is evidenced by a certain Revolving Note dated February 20, 1991, executed by the Borrower, as maker, and delivered to the Lender, as payee, in the original aggregate principal amount of the Revolving Credit Loan (hereinafter referred to as the "Revolving Note"); and

   WHEREAS, pursuant to the Loan Agreement, the Borrower and each of the Corporate Guarantors granted to the Lender a valid first lien security interest in and to certain Collateral, as more fully and accurately described in the Loan Agreement; and

   WHEREAS, as of February 20, 1991, Emanuel N. Logothetis, as guarantor (hereinafter referred to as the "Individual Guarantor"), executed and delivered to the Lender, as lender, a certain Individual Guaranty, pursuant to which the Individual Guarantor agreed to guaranty the full, prompt and unconditional payment of when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving Credit Loan (hereinafter referred to as the "Individual Guaranty"); and

   WHEREAS, as of February 20, 1991, each Corporate Guarantor, as guarantor, executed and delivered to the Lender, as lender, a separate Corporate Guaranty, pursuant to which each Corporate Guarantor agreed to guaranty the full, prompt and unconditional payment when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving Credit Loan (hereinafter referred to as the "Corporate Guaranty"); and

   WHEREAS, on January 17, 1991, the Borrower, as assignor, delivered to the Lender, as assignee, a certain Assignment of Life Insurance Policy as Collateral with respect to that certain life insurance policy no. U01426631 issued by the Hartford Insurance Company upon the life of the Individual Guarantor (hereinafter referred to as "Assignment #1"), as collateral security for the Borrower's obligations under the Loan Agreement; and

   WHEREAS, on February 20, 1991, Joule Maintenance Corporation, as assignor, executed and delivered to the Lender, as assignee, a certain Collateral Assignment of Contract Proceeds with respect to that certain contract between Joule Maintenance Corporation and the United States Government identified as Contract No. DAHC21-85-C-0021 (hereinafter referred to as the "Assignment #2"), as collateral security for the repayment of the liabilities and obligations of Joule Maintenance Corporation to the Lender under the Loan Agreement and the Corporate Guaranty; and

   WHEREAS, on September 1, 1991, January 15, 1992, January 31, 1993 and January 31, 1994, the Borrower, as maker executed and delivered to the Lender, as payee, certain Promissory Notes and/or Master Advance Notes, for the purposes of extending the maturity dates of the Revolving Credit Loan; and

   WHEREAS, on March 31, 1994, the Borrower, the Corporate Guarantors, the Individual Guarantor and the Lender entered into a certain First Modification and Extension Agreement for the purposes of (i) extending the "Termination Date" of the Revolving Note from the old Termination Date of "March 31, 1994" to the Termination Date date of "January 31, 1995", (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to the new address of "4365 Route 1 South, Princeton, New Jersey 08540", (iii) providing for a mutual waiver of jury trial and (iv) providing for semi-annual audits of Collateral (hereinafter referred to as the "First Modification Agreement"); and

   WHEREAS, on March 31, 1994, the Borrower, as maker, executed and delivered to the Lender, as payee, a certain First Allonge to $4,000,000.00 Revolving Note for the purposes of (i) extending the maturity date of the Revolving Note from the old maturity date of "March 31, 1994" to the new maturity date of "January 31, 1995" and (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to the new address of "4365 Route 1 South, Princeton, New Jersey 08540" (hereinafter referred to as the "First Allonge"); and

   WHEREAS, as of January 31, 1995, the Borrower, the Corporate Guarantors, the Individual Guarantor and the Lender entered into a certain Second Modification and Extension Agreement (hereinafter referred to as the "Second Modification Agreement") for the purposes of (i) extending the Termination Date of the Revolving Note from the old Termination Date of "January 31, 1995" to the new Termination Date of "January 31, 1996"; (ii) decreasing the interest rate from the old interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to the new interest rate of "Base Rate plus one percent (1.0%) per annum"; (iii) amending and modifying the Lender's audits of Collateral from semi-annual audits of Collateral to annual audits of Collateral and (iv) amending and modifying the name of the Lender from the old name of "United Jersey Bank/Central, N.A." to the new name of "United Jersey Bank".

   WHEREAS, as of January 31, 1995, the Borrower, as maker, executed and delivered to the Lender, as payee, a certain Second Allonge to $4,000,000.00 Revolving Note for the purpose of (i) extending the maturity date of the Revolving Note from the old maturity date of "January 31, 1995" to the new maturity date of "January 31, 1996"; (ii) decreasing the interest rate from the old interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to the new interest rate of "Base Rate plus one percent (1.0%) per annum" and (iii) amending and modifying the name of the Lender from the old name of "United Jersey Bank/Central, N.A." to the new name of "United Jersey Bank" (hereinafter referred to as the "Second Allonge"); and

   WHEREAS, of even date herewith, the Borrower, as maker, executed and delivered to the Lender, as payee, a certain Third Allonge to $4,000,000.00 Revolving Note for the purposes of (i) increasing the aggregate principal amount of the Revolving Credit Loan from the old aggregate principal amount of "$4,000,000.00" to the new aggregate principal amount of "$4,500,000.00"; (ii) extending the maturity date of the Revolving Credit Note from the old maturity date of "January 31, 1996" to the new maturity date of "May 31, 1996" and (iii) amending and modifying the Lender's address from the old address of "4365 Route 1 South, Princeton, New Jersey 08540" to the new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837" (hereinafter referred to as the "Third Allonge"); and

   WHEREAS, of even date herewith, the Borrower and the Corporate Guarantors have agreed to enter into this Third Modification Agreement for the purposes of (i) in Section 1.1 of the Loan Agreement increasing the aggregate principal amount of the Revolving Credit Loan from the old aggregate principal amount of "$4,000,000.00" to the new aggregate principal amount of "$4,500,000.00"; (ii) in Section 1.1 of the Loan Agreement extending the Termination Date of the Revolving Credit Note from the old Termination Date of "January 31, 1996" to the new Termination Date of "May 31, 1996"; (iii) in Section 2.2 of the Loan Agreement, providing for the issuance of Letters of Credit (as such term is hereinafter defined); (iv) providing for a new Section 5.23 of the Loan Agreement, setting forth the Borrower's Maximum Debt to Tangible Net Worth Ratio (as such terms are defined herein) of 2.0 to 1.0; (v) providing for a new
Section 5.24 of the Loan Agreement, setting forth the Borrower's Minimum Debt Service Coverage Ratio (as such term is defined herein) of 1.5 to 1.0; (vi) providing for a release of the Individual Guarantor from the Individual Guaranty and (vii) amending and modifying the Lender's address from the old address of "4365 Route 1 South, Princeton, New Jersey 08540" to the new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837".

   WHEREAS, all words and terms not defined herein shall have the meaning as contained in the Loan Agreement, as amended and modified; and

   WHEREAS, the aforesaid Revolving Note, the Loan Agreement, the Corporate Guaranty, the Assignment #1, the Assignment #2, the First Allonge, the First Modification Agreement, the Second Allonge, the Second Modification Agreement, the Third Allonge and the Third Modification Agreement and any and all of the documents, agreements, certificates and instruments executed in connection therewith shall be hereinafter collectively referred to as the "Loan Documents"; and

   NOW, THEREFORE, in consideration of these premises and the mutual representations, covenants and agreements of the Borrower and the Corporate Guarantors and the Lender, each party binding itself and its successors and assigns, does hereby promise, covenant and agree as follows:

        1.   There is, as of August 23, 1995, presently owing on
the Revolving Note the principal sum of $3,945,146.37, without defense, offset or counterclaim, all of which are hereby expressly waived by the Borrower and the Corporate Guarantors as of the date hereof. The foregoing principal balance is allocated as follows: (a) $3,945,146.37 for
outstanding Advance of direct loans under the Note and (b) $   -0-    for
Letters of Credit.

        2.   By execution hereof, the Borrower and the Corporate
Guarantors acknowledge and agree that the Lender's consent to enter into this Third Modification Agreement is contingent upon the following:

             (a) the payment by the Borrower of all costs, expenses and fees of the transaction contemplated by this Third
Modification Agreement, including, but not limited to (i) all search costs and expenses, (ii) all fees and expenses of the Lender's attorneys and
(iii) all accrued and unpaid interest up to and including the date hereof;

                    (b) the confirmation by the Lender that the security interests granted by the Borrower and the Corporate Guarantors to the Lender pursuant to the Loan Agreement, continue to be a valid first lien security interest in and to the Collateral, as evidenced by the UCC and related judgment searches to be delivered by the Borrower to the Lender in form and substance satisfactory to the Lender; and

             (c) the delivery by the Borrower to the Lender of copies of all valid insurance certificates with respect to worker's compensation, general liability, umbrella liability and other insurance required pursuant to the Loan Agreement, all of which name the Lender as lender loss payee with respect to Accounts Receivable, Inventory, Equipment and other corporate assets.

        3. The Borrower and each Corporate Guarantor represent that the liens on the Collateral granted to the Lender under the Loan Agreement continue to be valid and enforceable first liens on the Collateral.

        4. The Loan Agreement is hereby modified and amended as follows:

             (a) Article I, Section 1.1(m) shall be amended and modified by deleting the old Commitment amount of "four million
($4,000,000.00) dollars" and inserting the new Commitment amount of "Four Million Five Hundred Thousand and 00/100 ($4,500,000.00) Dollars" in its place and stead.

                    (b) Article I, Section 1.1(ll) shall be amended and modified by deleting the old Termination Date of "January 31, 1996" and inserting the new Termination Date of "May 31, 1996" in its place and stead.

                    (c) Article I shall be amended and modified by inserting the following new definitions:

                            (nn)"Debt Service Coverage Ratio" shall mean, at the
time of such determination, a ratio of (i) the sum of (a) Net Income before taxes plus
(b) interest, depreciation and amortization expense deducted in determining such Net Income -to- and (ii) the sum of (a) the current portion of all long term Indebtedness, plus (b) interest expense on all Indebtedness for the period of such determination.

                            (oo)"Letter of Credit" shall mean any standby and/or
commercial letter of
credit issued pursuant to Section 2.2 of this Agreement.

                            (pp)"Letter of Credit Obligations" shall mean, at
any time, the sum of (i) the
Reimbursement Obligations and (ii) the aggregate maximum amount then available for drawing under the Letters of Credit Sublimit.

                            (qq)"Letter of Credit Reimbursement Agreement"
shall
an, with respect to any
Letter of Credit, such form of application therefor and form of continuing Letter of Credit Reimbursement Agreement therefor as the Lender may employ in the ordinary course of its business.

                            (rr)"Letters of Credit Sublimit" shall mean the
maximum outstanding principal
amount of Five Hundred Thousand and 00/100 ($500,000.00) Dollars.

                            (ss)"Net Income" shall mean as of any date of
determination for any test
period, all amounts which, in accordance with GAAP, would be included under net income on an income statement of the Borrower for such test period.

                            (tt)"Net Worth" shall mean, as at any date of
determination, all items which,
in accordance with GAAP, would be included on a balance sheet of the Borrower as "stockholders equity"at such date.

                            (uu)"Reimbursement Obligation" shall mean the unpaid
 reimbursement or
repayment obligations of the Borrower owed to the Bank pursuant to this Agreement in connection with Letters of Credit which have been drawn upon.

                            (vv)"Tangible Net Worth" shall mean, as at any date
of determination, Net
Worth minus the following: (i) goodwill; (ii) patents, trademarks and copyrights; (iii) improvements not recoverable at the expiration of a lease and (iv) deferred charges (including, without limitation, unamortized debt discount and expense, organization expenses and experimental and development expenses, but excluding prepaid expenses) all as determined in accordance with GAAP.

                            (ww)"Uniform Customs" shall mean the Uniform Customs
 and Practice for
Documentary Credits (1993 Revisions), International Chamber of Commerce Publication No. 500, as the same may be amended from time to time."

                    (d) Article II, Section 2.1 shall be amended and modified by inserting the following new provisions:

                            "Subject to the terms and conditions of this
Agreement, the Bank agrees to issue for the account of the Borrower, Letters of Credit up to an aggregate face amount at any one time outstanding equal to the Letters of Credit Sublimit. The Letter of Credit Obligations shall constitute financial accommodations to be added to the outstanding principal amount of the Advances theretofore made and shall reduce the availability for Advances by the amount of such Letter of Credit Obligations." The Borrower shall furnish the Bank with at least five (5) Business Days prior written notice of the request for a Letter of Credit.

                    (e) Article II, Section 2.2 shall be amended and modified by inserting the following new provisions:

                            "Each Letter of Credit shall be denominated in
Dollars and shall be either (a) a standby letter of credit or (b) a commercial letter of credit and shall expire no later than up to one (1) year from the date of issuance of each Letter of Credit. Each Letter of Credit shall be subject to the Uniform Customs and, to the extent not inconsistent therewith, the laws of the State of New Jersey. In no event shall the Bank be obligated to issue a Letter of Credit, if as a result of such issuance, the aggregate of all Letter of Credit Obligations would exceed the Letter of Credit Sublimit or would cause the outstanding principal Advances theretofore made to exceed the lesser of (i) the Commitment or (ii) the Borrowing Base. In addition to being subject to the conditions set forth in this Section 2.2, the obligation of the Bank to issue any Letter of Credit is subject to the following conditions:

                            (1)the Borrower shall have delivered to the Bank at
such times and in such
manner as the Lender may prescribe, a Letter of Credit Reimbursement
Agreement and such other documents and materials as may be reasonably required pursuant to the terms thereof;

                            (2)the Borrower shall unconditionally reimburse the
Bank for drawings under
each Letter of Credit no later than the time specified in each Letter of Credit Reimbursement Agreement irrespective of any claim, setoff, defense or other right which the Borrower or any third party may have against the Lender;

                            (3)the Borrower may renew any standby letter of
credit issued by the Bank
upon sixty (60) days prior express written notice to the Bank prior to the date of expiration set forth in the Reimbursement Agreement.

                    (f) Article II shall be amended and modified by providing for the following new section:

                            "2.11 Letter of Credit Annual Fee.  The
Borrower shall pay to the Bank in connection with the issuance of Letters of Credit the Bank's customary fees as established from time to time and generally applicable to customers of the Bank.

                    (g) Article V shall be amended and modified by providing for the following new sections:

                            "5.23 Maximum Indebtedness to Tangible Net
Worth Ratio. The Borrower shall maintain (which covenant shall be tested semi-annually by the financial statements which are provided to the Bank pursuant to Section 5.8 of this Agreement) a maximum Indebtedness to Tangible Net Worth ratio of not more than 2.0 to 1.0.

                            5.24 Minimum Debt Service Coverage Ratio. The
Borrower shall maintain (which covenant shall be tested semi-annually by the financial statements which are provided to the Bank pursuant to
Section 5.8 of this Agreement) a minimum Debt Service Coverage Ratio of
1.50 to 1.0."

                    (h) Any and all references to the Bank's old address of "4365 Route 1 South, Princeton, New Jersey 08540" shall be deleted and the Bank's new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837" shall be inserted in its place and stead.

        5.The Loan Documents are hereby amended and modified as follows:

                    (a) Any and all references to the old aggregate principal amount of the Revolving Credit Loan of "Four Million and 00/100 ($4,000,000.00) Dollars" shall be deleted and the new increased aggregate principal amount of "Four Million Five Hundred Thousand and 00/100 ($4,500,000.00) Dollars" shall be inserted in its place and stead.

                    (b) Any and all references to the old maturity date of the Revolving Credit Loan of "January 31, 1996" shall be deleted and the new maturity date of "May 31, 1996" shall be inserted in its place and stead.

                    (c) Any and all references to the Bank's old address of "4365 Route 1 South, Princeton, New Jersey 08540" shall be deleted and the Bank's new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837" shall be inserted in its place and stead.

        6.The Bank, the Borrower and the Corporate Guarantors expressly confirm and affirm that the Individual Guarantor is hereby released and discharged from any and all obligations under the Individual Guaranty, and the Individual Guaranty has been returned to the Individual Guarantor and canceled with the execution of this Third Modification Agreement.

        7.All representations and warranties contained in the Loan Documents, as modified through this Third Modification Agreement are true, accurate and complete as of the date hereof and shall be deemed continuing representations and warranties so long as the Revolving Credit Loan shall remain outstanding.

        8.   All other terms and conditions of the Loan
Documents, as modified through this Third Modification Agreement remain in full force and effect, except as modified herein, and the parties hereto hereby expressly confirm and reaffirm all of their respective liabilities, obligations, duties and responsibilities under and pursuant to said Loan Documents, including, without limitation, the obligations of the Corporate Guarantors under the Corporate Guaranty, as modified by this Third Modification Agreement.

        9. It is the intention of the parties hereto that this Third Modification Agreement shall not constitute a novation and shall in no way adversely affect or impair the lien priority of the Loan Documents. In the event this Third Modification Agreement, or any portion hereof, or any of the instruments executed in connection herewith shall be construed or shall operate to affect the lien priority of the Loan Documents, then to the extent such instrument creates a charge upon the Loan Documents in excess of that contemplated and permitted thereby, and to the extent third parties acquiring an interest in the Loan Documents between the time of recording of the Loan Documents and the recording of this Third Modification Agreement are prejudiced hereby, if any, this Third Modification Agreement shall be void and of no force and effect; provided, however, that notwithstanding the foregoing, the parties hereto, as between themselves, shall be bound by all terms and conditions hereof until all indebtedness evidenced by the Revolving Note shall have been paid in full and the Revolving Credit Loan terminated.

        10.The Borrower and the Corporate Guarantors do hereby:

                    (a) ratify, confirm and acknowledge that, as amended and modified hereby, the Loan Documents continue to be valid, binding and in full force and effect;

                    (b) covenant and agree to perform all of their respective obligations contained in the Loan Documents, as amended and modified hereby;

                    (c) represent and warrant that, after giving effect to the transactions contemplated by this Third Modification Agreement, no Event of Default (as such term is defined in the Loan Agreement), exists or will exist upon the delivery of notice, passage of time, or both;

                    (d) acknowledge and agree that nothing contained herein and no actions taken pursuant to the terms hereof are intended to constitute a novation of the Revolving Note and the Revolving Credit Loan, or any waiver of the other Loan Documents, and do not constitute a release, termination or waiver of any of the liens, security interests or rights or remedies granted to the Lender under the Loan Documents, all of which liens, security interests, rights or remedies are hereby ratified, confirmed, extended and continued as security for the Revolving Credit Loan, as amended and modified hereby; and

                    (e) acknowledge and agree that the failure by the Borrower and/or the Corporate Guarantors to comply with or perform any of their respective covenants, agreements or obligations contained herein shall constitute an Event of Default under the Loan Agreement.

   IN WITNESS WHEREOF, the parties have caused this Third Modification Agreement to be duly executed, sealed and attested and/or witnessed, as appropriate, and delivered, all as of the day and year first above written.


[SEAL]                      JOULE, INC.
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE MAINTENANCE CORP.
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE MAINTENANCE OF GIBBSTOWN,
ATTEST:                     INC.


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE ENGINEERING CORP.
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE TECHNICAL CORPORATION
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE TEMPORARIES CORPORATION
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE MAINTENANCE OF NEW YORK,
ATTEST:                     INC.


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE MAINTENANCE OF MARYLAND,
ATTEST:                     INC.


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      TIGER MAINTENANCE, INC.
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                      JOULE MAINTENANCE OF BAYONNE, INC.
ATTEST:


____________________________                    By:____________________________
Bernard G. Clarkin                         Emanuel N. Logothetis
Secretary                             President


[SEAL]                           UNITED JERSEY BANK
ATTEST


____________________________                    By:____________________________
                                                     Craig A. Pasko
                                                     Vice President

STATE OF NEW JERSEY             :
                    : ss.
COUNTY OF MIDDLESEX :


   BE IT REMEMBERED, that on this 23rd day of August, 1995, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Craig A. Pasko, who, I am satisfied is the person who executed the within Instrument, as the Vice President of United Jersey Bank, the corporation named therein, and I having first made known to him the contents thereof, he did thereupon acknowledge that the said Instrument made by the said corporation and sealed with its corporate seal and delivered by him as such officer, is the voluntary act and deed of said corporation, made by virtue of authority from its Board of Directors, for the uses and purposes therein expressed.


                       ______________________________
                       Notary Public of New Jersey


STATE OF NEW JERSEY             :
                  : ss.
COUNTY OF MIDDLESEX             :


   BE IT REMEMBERED, that on this 23rd day of August, 1995, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Emanuel N. Logothetis, who, I am satisfied is the person who executed the within Instrument as the President of Joule, Inc., Joule Maintenance Corp., Joule Maintenance of Gibbstown, Inc., Joule Engineering Corp., Joule Technical Corporation, Joule Temporaries Corporation, Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc., Tiger Maintenance, Inc. and Joule Maintenance of Bayonne, Inc., the corporations named therein, and I having first made known to him the contents thereof, he did thereupon acknowledge that the said Instrument made by the said corporations and sealed with their corporate seals and delivered by him as such officer, is the voluntary act and deed of said corporation, made by virtue of authority from the respective Board of Directors, for the uses and purposes therein expressed.

                       ______________________________
                       Notary Public of New Jersey

                                                    EXHIBIT 13

Joule Inc.

1995 Annual Report

1245 Route 1 South
Edison, New Jersey 08837
908-548-5444




Joule Inc. and Subsidiaries

Company and Industry Overview


Joule is a publicly owned American Stock Exchange technical staffing services company, founded 30 years ago, that specializes in changing the "fixed overhead of Fortune 500 companies into "variable overhead through outsourcing.

Outsourcing allows a company to turn over various support functions to specialized outside vendors so that it can concentrate on building and managing its core business. At the same time it enjoys the benefit of a more variable cost structure along with improved
quality since the outsourcing vendor must be competitive as well as specialized in its field. Today's global economy demands that companies constantly strive to become more
efficient and flexible in order to survive and prosper.

JOULe accomplishes this by supplying thousands of employees each year to its customers through two business units, a lower overhead "Staffing Services Business Unit which ndles hourly billing contracts and a higher overhead "Industrial Contracting Business Unit which can handle functions for the customer on a turnkey basis.

The staffing services business unit markets its office services through ten branches in the New Jersey area, using the trademarks "JOULE Technical Staffing Services and "People Providers .

The higher overhead industrial contracting business unit furnishes supervision, equipment and tools, in addition to labor. It markets nationally using the trademark "JOULE Industrial Contractors from two locations in the Hudson Valley and Delaware Valley regions.

As companies have downsized and re-engineered their operations, sales opportunities have continued to develop for JOULE. More and more companies in an increasing number of industries are seeking the advantages of outsourcing, thereby improving the quality of their support services while also better controlling their costs. JOULE believes this trend toward outsourcing will offer still greater growth opportunities for us in the future.

Contents
     1    Selected Financial Information
     2    Letter to Stockholders
     4    Management's Discussion and Analysis of Financial Condition and
            Results of Operations
     6    Financial Statements
     12   Accountants' Report and Stock Market Information
     IBC  Corporate Data

Joule Inc. and Subsidiaries

Selected Financial Information

Year Ended September 30,
          1995 1994 1993 1992 1991
(In thousands, except per share data)
Revenues       $43,641   $36,216        $32,123   $29,377(2)     $26,503
Net Income (Loss)        938  710       (3,376)(1)     461  293
Net Income (Loss)_Per Share     0.26    0.20 (0.93)(1) 0.13 0.08
Total Assets        10,802    8,576     6,508     11,636    10,124
Long-Term Debt      456  424
Total Liabilities        6,883  5,609   4,251     6,003     4,952

<F1>
(1) _Includes a non-recurring net charge of $3,955,000 or $1.10 per share (after a related tax benefit of $2,026,000) to eliminate the carrying value of claims with a _U.S.
Government Agency. See Note 2 of Notes to Consolidated Financial Statements for further information.
<F2>
(2) _Includes revenues of $1,510,000 from an acquisition in early 1992.

Joul Inc.
Revenues
In Millions of Dollars

Joul Inc.
Income*
In Thousands of Dollars

Joul Inc. and Subsidiaries

To Our Stockholders:


I am pleased to report that fiscal 1995 was a year of outstanding accomplishment for Joule. Revenues achieved record levels; productivity improved; new markets were penetrated; management was strengthened; and the Company has well positioned itself for growth in fiscal 1996 and beyond.

Revenues in 1995 increased to $43,641,000 from $36,216,000 in 1994, a 21%
increase, and net income increased at a faster rate, 32%, to $938,000 or $0.26 per share, from $710,000 or $0.20 per share for fiscal 1994. Both operating groups of the Company, Staffing Services and Industrial Contracting Services, contributed significantly to this overall improvement with stellar 1995 performances. The final quarter of 1995 was particularly strong and provides significant positive momentum entering fiscal 1996.

The Company also begins fiscal 1996 with an extremely sound financial position. During 1995 working capital increased to $2,475,000 from $1,838,000 in 1994 and shareholders' equity rose 32% to $3,919,000. There is ample credit availability for future growth and financial opportunity; in fact, during 1995 we increased our bank line of credit to $4,500,000.

The major operating improvement in fiscal 1995 was posted by Staffing Services as revenues in 1995 increased 29% with a similar increase in operating income. This group is comprised of our People Providers office temporaries and Technical Staffing Services groups. People Providers made significant progress in 1995. Three new offices were recently opened to increase the number of New Jersey locations to ten. This geographic expansion brought Joul to Bridgewater, to exploit the fast developing Somerset County area; to Union City, to tap the rich personnel resources in the Hudson County area; and to Cherry Hill, which extends us further through the growing southwest New Jersey corridor from our presence in Trenton, where revenues doubled in 1995. As the Cherry Hill customer base is developed, a further expansion to the Philadelphia area is contemplated.This division gained recognition in 1995 as a primary supplier to two major corporations, a national retailer and a major medical diagnostic service, and continued to add to its portfolio of blue chip corporate customers.

The Technical Staffing Services division experienced explosive growth in 1995 with revenues improving 37%, and operating income at a substantially greater rate; significant to this success were the contributions of Stephen Demanovich, who was appointed division manager at mid-year. During the year, the division launched an entry into an important new niche market, research science and laboratory services and became primary supplier to a major chemical company and a large pharmaceutical company; this line accounted for a substantial part of the division's growth in 1995 and future prospects are excellent. New markets continue to be explored, and the Company has positioned itself for entry into computer services through the placement of computer programming technicians. Particularly important to technical services growth were the "Target 2000 skill marketing and recruiting programs, which are intensely focused saturation mailings to specific customer and manpower groups, as well as the division's unique computerized applicant scanning and retrieval system, which has proved vital to the recruiting process. During the year this division also made significant progress gaining market access to the lucrative southwest New Jersey corridor.

During 1995, the new Staffing Services headquarters facility became fully operational.This 6,000 sq. ft. addition has greatly enhanced productivity and has given the group administrative support capability necessary to sustain expected growth. The new center includes state-of-the-art recruiting and training areas and highly sophisticated telephone and computer networks which allow immediate branch access to supervisory personnel and centralized recruiting data bases at headquarters; these telecommunication systems add a critical instant response capability to serve both customer and recruiting needs.

A major 1995 improvement was also recorded in the Industrial Contracting Services group.1995 revenues increased 13% and operating profits 28%. This group achieved gains in each of its principal activities: outsourcing services, which includes on-going plant and facilities maintenance; plant shutdowns and relocations; and the installation and maintenance of intricate process piping systems. In outsourcing, a major contract was awarded for complete annual plant maintenance for an installation of a large heavy equipment manufacturer, and we were engaged to install and maintain cryogenic systems for a domestic gas producer. Important annual contracts were renewed with a national pharmaceutical company, a manufacturer of photographic products, and a regional public utility. We continue to expand our presence in this dynamic growth area of outsourcing and the outlook is excellent. Successful relocations were completed for four well-known corporations and important growth was witnessed in the Company's expanding specialty of periodic plant maintenance shutdown, particularly for the canning industry. The Company has developed expertise and has achieved success in the niche of installing, maintaining, and cleaning intricate in-plant process piping systems for the petroleum, petrochemical and food process industries and in 1995 won an award to maintain a very complex phosphoric acid system.

During 1995, the management of this division's Delaware Valley operation was restructured as John Porch was appointed operating manager and Philip Rozewski administrative and financial officer. Their combined efforts have been very significant to the success of this division. We are also pleased to report that we have reached agreement to retain an outstanding executive to oversee the entire Industrial Contracting Services division. Mr.Philip DelVecchio, a seasoned professional with a record of accomplishment both as an entrepreneur and a senior manager for an international petroleum company, will join us in February 1996. Mr. DelVecchio's talents are expected to accelerate the growth of this division and his presence will allow me to devote more time to the overall strategic objectives of the Company.

During the year, a Federal Appeals Court denied our claim against the U.S. Government for unreimbursed efforts under a prior year contract. Although somewhat disappointing and totally unfair, there was no material adverse effect on financial position in 1995, as this matter was accounted for in fiscal 1993. Despite this distraction, the Company proceeded to have a truly outstanding year of performance in fiscal 1995.

We are pleased with the Company's 1995 results. Our revenue base has expanded, profitability has improved and we have developed the corporate resources necessary for future growth. The Company's results in the latter part of 1995 were remarkable, giving us extreme optimism for 1996. Our success is attributable to the efforts of many, and we express our gratitude to our employees, stockholders, bankers and Board of Directors, whose efforts and loyalty we deeply appreciate. I would also like to extend particular gratitude to Peter J. Gianacakes and William C. Dackis, two highly valued members of our Board, who will be retiring in February 1996.

Emanuel N. Logothetis
Chairman and President

Joul Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
__The following table sets forth the percentage relationship of certain items in the
Company's consolidated statements _of operations:
Year Ended September 30,
          1995 1994 1993
Revenues       100.0%    100.0% 100.0%
Costs, expenses and other
__Cost of services       83.1 84.1      83.9
___Selling, general & administrative expenses          12.5 12.4 13.8
___Elimination of carrying value of claims with U.S. Government Agency                    18.7
__Interest expense       0.9  0.7       0.6
__Other        0.1       (0.7)
Income (loss) before income tax provision (benefit)         3.4  2.8  (16.3)
Income tax provision (benefit)          1.3  0.8  (5.8)
Net income (loss)        2.1  2.0       (10.5)

The Company's revenues are derived from providing labor outsourcing services to its customers. Revenues increased 21% to $43.6 million in fiscal 1995, from $36.2 million in 1994. 1994 revenues were 13% higher than in 1993 when they amounted to $32.1 million.Labor outsourcing services include industrial contracting and staffing services.Industrial contracting revenue increased
13% to $21.2 million in 1995 following a 15% increase to $18.8 million in 1994 from $16.3 million in 1993. Staffing services revenue increased 29% to $22.4 million in fiscal 1995, after growing 9% to $17.4 million in 1994 from $15.8 million in 1993. The increases in revenue during these years were attributable to an expanded large company customer base as the demand for such outsourcing services grew.

Cost of services improved to 83.1% of revenue in fiscal 1995 compared to $84.1% of revenue in 1994 and 83.9% in 1993. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general _liability and workers' compensation insurance, and other costs of services.

Selling, general and administrative expenses amounted to $5.4 million in 1995, compared to $4.5 million in 1994 and $4.4 million in 1993. Such expenses were 12.5%, 12.4% and 13.8% of revenues in 1995, 1994 and 1993, respectively. The Company is committed to controlling these costs which include the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees, depreciation and other costs related to maintaining the Company's branch offices. Other income and expense included interest income of $275,000 in 1993, accrued on claims filed by the Company with a United States government agency. During the course of the audit of the Company's financial statements for the fiscal year ended September 30, 1993, the Company's independent auditors advised the Company that the carrying value of the aforementioned government claims and related assets should be eliminated and a non-recurring pre-tax accounting charge of $5,981,000 was recorded in the accompanying statement of operations for the year ended September 30, 1993. After reversing related deferred taxes of $2,026,000, this adjustment reduced net income by $3,955,000 or $1.10 per share.

Interest expense increased to $396,000 in 1995 from $269,000 in 1994 and $211,000 in 1993 as average borrowings, as well as interest rates, increased over these periods. The effective tax rate was 38% in 1995, 30% in 1994 and 36% in 1993. The lower rate in 1994 was principally due to utilization of loss carry forwards and job tax credits.

As a result of the above, net income increased to $938,000 or $0.26 per share in 1995.Net income was $710,000 or $0.20 per share in 1994 compared to a net loss of $3,376,000 or $0.93 per share in 1993, after including the after tax effect of the aforementioned non-recurring charge of $3,955,000 or $1.10 per share.

Liquidity and Capital Resources

Current assets at September 30, 1995 were $8,902,000 as compared to $7,023,000 at September 30, 1994 and current liabilities were $6,427,000 compared to $5,185,000 as of September 30, 1994. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's base rate plus 1 percent;
$4,105,000 was outstanding under this line as of September 30, 1995.

The Company completed construction of a new building next to its existing headquarters in early fiscal 1995. It serves as the operations center for the staffing services divisions of the Company. It was financed by a $500,000 mortgage, with an interest rate of the bank's base rate plus 11/2 percent. The Company also invested approximately $350,000 in new telephone and computer network systems as well as $200,000 in vehicles during 1995.These investments allowed the Company to increase productivity to accommodate current and future growth.

The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

Joul Inc. and Subsidiaries

Consolidated Balance Sheets
September 30,
Assets         1995 1994

CURRENT ASSETS:
__Cash         $___ 70,000    $__ 49,000
___Accounts receivable, less allowance for doubtful accounts of ___$140,000 and $186,000
in 1995 and 1994, respectively (Note 8)      8,514,000 6,293,000
__Prepaid expenses and other current assets       318,000   681,000
______Total Current Assets      8,902,000    7,023,000
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF ___$2,470,000 AND $2,154,000        1,698,000 1,282,000
GOODWILL       132,000   156,000
OTHER ASSETS        70,000    115,000
          $10,802,000    $8,576,000
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
__Loans payable to bank       $_4,105,000    $3,363,000
__Accounts payable and accrued expenses      1,137,000 906,000
__Accrued payroll and related taxes          1,083,000 701,000
__Income taxes      77,000    215,000
__Current portion of long term debt          25,000    0
______Total Current Liabilities         6,427,000 5,185,000
LONG TERM DEBT      456,000   424,000
______Total Liabilities       6,883,000 5,609,000
STOCKHOLDERS' EQUITY:
__Preferred stock, $.01 par value:
____Authorized 500,000 shares, none outstanding
__Common stock, $.01 par value:
____Authorized 10,000,000 shares issued 3,760,000 and 3,750,000 shares respectively       38,000    38,000
__Paid-in capital        3,502,000      3,488,000
__Retained earnings (deficit)   787,000 (151,000)
          4,327,000 3,375,000
LESS: Cost of 150,000 shares of common stock held in treasury         408,000   408,000
______Total Stockholders' Equity             3,919,000 2,967,000
          $10,802,000    $8,576,000

<F1>
See accompanying notes to consolidated financial statements.

Joul Inc. and Subsidiaries

Consolidated Statements of Operations
Year Ended September 30,
          1995 1994 1993
REVENUES       $43,641,000    $36,216,000    $32,123,000
COSTS, EXPENSES, AND OTHER:
__Cost of services       36,245,000     30,456,000     26,970,000
__Selling, general and administrative expenses         5,434,000 4,496,000 4,424,000
___Elimination of carrying value of claims with ___U.S. Government Agency (Note 2)                  5,981,000
__Interest expense       396,000        269,000   211,000
__Other        53,000    (19,000)       (212,000)
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)         1,513,000 1,014,000 (5,251,000)
INCOME TAX PROVISION (BENEFIT) (Note 6)      575,000   304,000   (1,875,000)
NET INCOME (LOSS) (Note 2)      $__ 938,000  $__ 710,000    $ (3,376,000)
NET INCOME (LOSS) PER COMMON SHARE (Note 2)       $_____ 0.26    $_____ 0.20    $_____(0.93)
AVERAGE NUMBER OF SHARES AND EQUIVALENTS ___OUTSTANDING          3,628,000 3,623,000 3,611,000

<F1>
See accompanying notes to consolidated financial statements.


Joule Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

                       No. of                           Retained
                       Shares of   Common     Paid-in   Earnings    Treasury
                     Common Stock   Stock     Capital   (Deficit)   Stock
                                 (in thousands)
BALANCES, 9/30/92    3,750          $38       $3,488    $ 2,515    $(408)
YEAR ENDED 9/30/93:
__Net loss                                               (3,376)
BALANCES, 9/30/93    3,750          38         3,488       (861)    (408)
YEAR ENDED SEPT 30, 1994:
__Net income                                                710
BALANCES, 9/30/94    3,750          38         3,488       (151)    (408)
YEAR ENDED SEPTEMBER 30, 1995:
__Net income                                                938
__Stock Options
    Exercised          100                        14
BALANCES, 9/30/95    3,760         $38        $3,502     $__787   $(408)

<F1>
See accompanying notes to consolidated financial statements.

Joule Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended September 30,
          1995 1994 1993
CASH FLOWS FROM OPERATING ACTIVITIES:
__Net income (loss)      $__938,000     $__710,000     $(3,376,000)
___Adjustments to reconcile net income to net cash flows ___used in operating activities:
_____Elimination of carrying value of claims with ___U.S. Government Agency (Note 2)                5,981,000
____Depreciation and amortization            346,000   232,000   201,000
____Loss from disposal of equipment          4,000
____Provision for losses on accounts receivable        120,000   65,000    123,000
____Deferred income taxes                    (1,936,000)
__Changes in operating assets and liabilities:
____Accounts receivable       (2,341,000)    (1,322,000)    (772,000)
____Claims and other receivables with U.S. Government Agencies                  (454,000)
____Prepaid expenses and other assets        404,000   (295,000) 15,000
____Accounts payable and accrued expenses         231,000   (8,000)   205,000
____Accrued payroll and related taxes        382,000   210,000   (34,000)
____Income taxes         (138,000)      165,000   28,000
______Net cash flows used in operating activities      (54,000)  (243,000) (19,000)
CASH FLOWS USED IN INVESTING ACTIVITIES:
__Acquisitions of property and equipment          (738,000) (741,000) (214,000)
______Net cash flows used in investing activities      (738,000) (741,000) (214,000)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
__Increase (decrease) in loans payable to bank         742,000   567,000   (15,000)
__Payment of long term debt     (19,000)
__Additions to long term debt   76,000  424,000
__Proceeds from exercise of stock options         14,000
____Net cash flows from (used in) financing activities      813,000   991,000   (15,000)
NET CHANGE IN CASH       21,000 7,000   (248,000)
CASH, BEGINNING OF PERIOD       49,000  42,000    290,000
CASH, END OF PERIOD      $___70,000     $___49,000     $___42,000
SUPPLEMENTAL CASH FLOW INFORMATION:
__Interest paid          $__410,000     $__262,000     $__210,000
__Income taxes paid      $__722,000     $__149,000     $___33,000

<F1>
See accompanying notes to consolidated financial statements.

Joule Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies:
Basis of Presentation The consolidated financial statements include the accounts of JOULE INC. and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Property and Equipment Property and equipment are stated at cost. Depreciation has been provided by use of various methods, primarily straight line, at rates based upon estimated useful lives of 3 to 5 years for automotive equipment and 5 to 10 years for machinery, equipment, furniture and fixtures. Improvements to leasehold property are amortized on the straight-line method over the remaining lease term or useful lives of related property, whichever is shorter. Buildings are depreciated over 30 years.Revenue Recognition Revenue is recorded after services are rendered.

Income Taxes The Company adopted SFAS No. 109 "Accounting for Income Taxes in fiscal 1994. It had no significant impact on the Company's financial statements.

Net Income (Loss) Per Share Net income (loss) per share is based upon the weighted average number of shares and common stock equivalents outstanding during each year. Common stock equivalents consist of outstanding stock options using the treasury stock method, if dilutive.

Goodwill Goodwill is being amortized over a period of approximately ten years. Amortization of goodwill amounted to $24,000, in 1995, 1994 and 1993, respectively.

Note 2 Claims and Other Receivables with a U. S. Government Agency:

During the course of a long term contract with a U. S. Government Agency and prior to September 30, 1993 the Company recorded claims and related interest receivables which amounted to $5,981,000. The claims were made under a contract, completed in 1990, to provide maintenance services at a government facility. The Government Agency's Contracting Officer rejected the claims; however, the Company filed appeals with the U.S. Court of Federal Claims. On August 31, 1993, the U.S. Court of Federal Claims issued an opinion dismissing all claims that the Company had against the U.S. Government Agency. Accordingly, a pre-tax charge of $5,981,000 was recorded in the 1993 statement of operations; after reversing related deferred taxes of $2,026,000, this adjustment reduced
1993 net income by $3,955,000 or $1.10 per share. The Company appealed the decision to the United States Court of Appeals for the Federal Circuit. In June 1994, the United States Court of Appeals for the Federal Circuit vacated the judgment of the United States Court of Federal Claims that had dismissed the Company's claims. The case was remanded to the lower court for findings of fact and conclusions of law. In August 1994, the lower court issued a new opinion which again dismissed the Company's claims. The Company then appealed the new opinion. On July 17, 1995, the United States Court of Appeals for the Federal Circuit affirmed the decision of the lower court dismissing the Company's claims.This decision had no financial statement impact since the carrying value of the claims and related costs were eliminated in the Company's financial statements for the fiscal year ended September 30, 1993.

Note 3 Property and Equipment:

Property and equipment consists of:
September 30,
          1995 1994
Machinery and equipment       $1,902,000     $1,478,000
Furniture and fixtures        529,000   501,000
Automotive equipment          733,000   537,000
Building and Leasehold improvements          250,000   207,000
Buildings      584,000   543,000
Land      170,000   170,000
          4,168,000 3,436,000
Less: Accumulated depreciation and amortization        2,470,000 2,154,000
          $1,698,000     $1,282,000

Note 4 Loans Payable to Bank and Long Term Debt:
The Company has an annual renewable line of credit of $4,500,000 with interest at its bank's base rate plus 1%. At September 30, 1995 $395,000 of the line of credit was unused. Related loans are collateralized principally by accounts receivable.

There is a mortgage loan for $481,000 on the Company's new staffing operations building.At September 30, 1995 $25,000 was due within one year and classified as a current liability. Additional principal payments approximating $25,000 per year will be made until December 1999, when there will be a balloon payment due for the balance. The interest rate is the bank's base rate plus 11/2%.

Note 5 Stock Option Plan:
In 1992 the Company adopted a Stock Option Plan. The plan provides for the grant of non-qualified or incentive stock options covering up to an aggregate of 500,000 shares of common stock to directors, officers, and other employees of the Company. The option price cannot be less than the fair market value of the stock at the time the options are granted. At September 30, 1995, there were 47,000 stock options outstanding at a price of $1.375. All of these are exercisable. There were also 6,500 stock options outstanding at September 30, 1995 from a previous stock option plan at prices ranging from $2.63 to $6.13. In 1995, 10,000 options were exercised and none were granted or canceled. No options were granted, canceled or exercised in 1994 or 1993.

Note 6 Income Taxes:

Comparative analysis of the provisions (benefit) for income taxes follows:
September 30,
          1995 1994 1993
Current:
Federal        $446,000  $213,000       $   16,000
State and Local          129,000        91,000    45,000
Deferred:
Federal                  (1,512,000)
State and Local                 (424,000)
          $575,000  $304,000  $(1,875,000)

Deferred taxes in 1993 were principally due to the difference in reporting income on government claims.

The provision for income taxes varied from the tax computed at the U.S. Federal statutory rates of 34% in fiscal 1995, 1994 and 1993 for the following reasons:

September 30,
          1995 1994 1993
U.S. Federal at statutory rates         $514,000  $345,000  $(1,785,000)
State income taxes, net of Federal tax benefit         85,000    61,000    (250,000)
Elimination of tax benefit previously used to reduce deferred income taxes                150,000
Tax benefit of operating loss           (16,000)
Job Tax Credits          (16,000)       (90,000)
Other          (8,000)   4,000  10,000
          $575,000  $304,000  $(1,875,000)

Note 7 Commitments and Contingencies:
The Company's facilities are leased under noncancellable terms expiring through 1999.Rent expense was $275,000, $295,000 and $299,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

Aggregate rentals for the remaining lease terms at September 30, 1995 are as follows:

Year Ending September 30,
1996      $_83,000
1997      45,000
1998      17,000
1999      17,000
          $162,000

Note 8 Transactions with Major Stockholders and Affiliates:
The Company rented facilities from certain of its stockholders and their affiliates for approximately $199,000, $208,000 and $208,000 for the years ended
 September 30, 1995,1994 and 1993, respectively. At September 30, 1995 the Company had lease commitments of $37,000, $16,000, $16,000 and $17,000 for the years ending September 30, 1996, 1997, 1998 and 1999, respectively _for these facilities.

The Company paid various major stockholders legal and consulting fees of $16,000, $13,000 and $21,000 for the years 1995, 1994 and 1993; and accounts receivable include amounts due from affiliates and stockholders of $1,038,000, $885,000 and $675,000 at September 30, 1995, 1994 and 1993,
respectively; substantially all of the amount receivable at September 30, 1995, representing amounts owing from Kahle Engineering Corp., has been guaranteed by the Company's principal shareholder.

Note 9 Geographic Information:
The Company is engaged in the outsourcing services business, providing personnel to business and industry. The Company derived 67%, 70% and 69%, of its revenues from services provided to customers in New Jersey in 1995, 1994 and 1993, respectively.

Report of Independent Public Accountants
To the Stockholders and Board of Directors of Joule Inc.

We have audited the accompanying consolidated balance sheets of Joule Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Joule, Inc. and subsidiaries for the year ended September 30, 1993, were audited by other auditors whose report thereon dated
November 18, 1993 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joule Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Roseland, New Jersey
November 13, 1995


Stock Market Information
Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol JOL.The high and low sales prices for the Common Stock as reported by the American Stock Exchange were as follows:

                    High       Low
Calendar 1993
Fourth Quarter      23/16     11/2
Calendar 1994
First Quarter       31/8     15/16
Second Quarter      37/16     23/4
Third Quarter       33/16     13/4
Fourth Quarter      23/4      13/4
Calendar 1995
First Quarter       3         13/4
Second Quarter      3         2
Third Quarter       43/4      2
Fourth Quarter
(through 12/4)      41/2      31/2

As of November 30, 1995, there were approximately 1,200 holders of the Company's Common Stock. No cash dividends have been declared on the Common Stock.

Joule Inc. and Subsidiaries

Corporate Data

Board of Directors

William C. Dackis
Group President
Crane Co. (Retired)

Paul L. DeBacco
President
Michael Christopher Group

Peter J. Gianacakes
President
Burlington Enterprises

Robert W. Howard
Chairman of the Board
Reisen Lumber Industries, Inc.

Emanuel N. Logothetis
Chairman of the Board, President and Chief Executive Officer

Nick M. Logothetis
President
Chartwell Consulting Group

Steven Logothetis
Attorney

Officers
Emanuel N. Logothetis
Chairman of the Board, President and Chief Executive Officer

Bernard G. Clarkin
Vice President, Chief Financial Officer and Secretary

Richard P. Flaherty
Vice President

John F. Logothetis
Vice President

Corporate Information
For a copy of Form 10-K or other information about the Corporation, contact:
Investor RelationsSecretary
JOULE Inc.
1245 Route 1 South
Edison, New Jersey 08837
(908) 548-5444

Auditors
Arthur Andersen LLP
101 Eisenhower Parkway
Roseland, New Jersey 07068

Transfer Agent and Registrar
Continental Stock Transfer & Trust Company
2 Broadway_New York, New York 10275-0491

JOULE Common Stock is traded on the American Stock Exchange under the symbol
JOL.

Annual Meeting
The annual meeting of JOULE Inc. will be held on Wednesday, February 7, 1996 at 10:30 a.m., at the Pines Manor, Edison, New Jersey.

Joule Inc. Offices
Headquarters
1245 Route 1 South,Edison, New Jersey 08837, (908) 548-5444, Fax (908) 494-6346

1235 Route 1 South, Edison, NJ 08837, (908) 906-0906

362 Parsippany Road, Parsippany, New Jersey 07054, (201) 428-8100

225 Route 46, Totowa, New Jersey 07512, (201) 256-8700

1271 Paterson Plank Road, Secaucus, New Jersey 07094, (201) 348-3677

The Atrium, 80 Route 4 East, 1st Floor, Suite 105, Paramus, New Jersey 07652,
(201)845-0900

429 East Broad Street, Gibbstown, New Jersey 08027, (609) 423-7500,
(215) 342-3300

1638 Tilton Road, Northfield, New Jersey 08225, (609) 383-1433

2333 Whitehorse-Mercerville Road, Trenton, New Jersey 08619, (609) 588-5900

77 Main Street, P.O. Box 7, Fishkill, New York 12524, (914) 897-3900

2400 West Cypress Creek Road, Suite 100, Ft. Lauderdale, Florida 33309,
(305) 492-1110

981 Route 22, Suite 2000, Bridgewater, New Jersey 08807, (908) 575-1800

Designed by Curran & Connors, Inc.

                                                    EXHIBIT 21


                       SUBSIDIARIES OF
                           JOULE INC.




    Subsidiary                            State of Incorporation

JOULE Maintenance Corp.                               New Jersey

JOULE Maintenance of Bayonne, Inc.                    New Jersey

JOULE Maintenance of Gibbstown, Inc.                  New Jersey

JOULE Engineering Corp.                               New Jersey

JOULE Technical Services, Inc.                        New Jersey

JOULE Temporaries Corp.                               New Jersey

JOULE Maintenance of New York, Inc.                     New York

JOULE Maintenance of Maryland, Inc.                     Maryland

Eisler Engineering Corp.                              New Jersey

20 Orchard St., Inc.                                  New Jersey

                                                  EXHIBIT 23.1

                      Arthur Andersen LLP






           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-57996.




     ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 19, 1995

                                                  EXHIBIT 23.2


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement No. 33-57996 of Joule', Inc. on Form S-8 of our report dated November 18, 1993 relating to the consolidated financial statements of Joule', Inc. and subsidiaries as of September 30, 1993 and for the year then ended incorporated by reference in Part IV of the Annual Report on Form 10-K of Joule', Inc. for the year ended September 30, 1995


WISS & COMPANY, LLP

Livingston, New Jersey
December 18, 1995