Form 10-Q
period 1995-12-31
JOULE INC
filed 1996-02-09
CIK 798168

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

	                         or

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from         to

     Commission File Number 0-14926

                          Joule' Inc.
	(Exact name of registrant as specified in its charter)

           Delaware                       22-2735672
    (State or other jurisdiction         (IRS Employer
       of	incorporation or              Identification No.)
            organization)

         1245 Route 1 South,    Edison, New Jersey  08837
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

Yes   X            No
As of February 6, 1996 3,610,000 shares of the Registrant's common stock were outstanding.
      Part I - Financial Information
Item 1.  Financial Statements

Joule' Inc. and Subsidiaries
Consolidated Balance Sheets

                           December 31,        September 30,
	ASSETS                      1995                  1995
CURRENT ASSETS:
  Cash                        $79,000            $70,000
  Accounts receivable,
   less allowance for
   doubtful accounts of
   $158,000 and $140,000
   respectively             8,440,000          8,514,000
  Prepaid expenses and
    other current assets      165,000            318,000
      Total Current Assets  8,684,000          8,902,000
PROPERTY AND EQUIPMENT,
  NET OF ACCUMULATED
  DEPRECIATION              1,776,000          1,698,000

GOODWILL AND OTHER
  INTANGIBLES                 126,000            132,000
OTHER ASSETS                   69,000             70,000
                          $10,655,000        $10,802,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to bank    $3,948,000         $4,105,000
	Accounts payable and
   accrued expenses           880,000          1,137,000
  Accrued payroll and
   related taxes            1,035,000          1,083,000
  Income taxes                 42,000             77,000
	Current portion of
   long term debt              25,000             25,000
  Total Current Liabilities 5,930,000          6,427,000
LONG TERM DEBT                450,000            456,000
				Total Liabilities 6,380,000          6,883,000
STOCKHOLDERS' EQUITY:
 Preferred stock,
  $.01 par value:
   Authorized 500,000 shares,
    none outstanding            ---                ---
 Common stock,$.01 par value:
   Authorized 10,000,000
     shares-issued 3,760,000
     shares                    38,000            38,000
 Paid-in capital            3,502,000         3,502,000
 Retained earnings          1,143,000           787,000
                            4,683,000         4,327,000
	LESS: Cost of 150,000
     shares of common stock
     held in treasury         408,000          408,000
	Total Stockholders'
   Equity                   4,275,000        3,919,000
                          $10,655,000      $10,802,000

	See accompanying notes to consolidated financial statements.

Joule' Inc. and Subsidiaries
Consolidated Statements of Income


                                     Three Months Ended
                               December 31,     December 31,
                                  1995              1994
REVENUES                       $13,400,000       $11,067,000

COSTS, EXPENSES, AND OTHER:
 Cost of services               11,029,000         9,211,000
	Selling, general &
		administrative expenses     1,659,000         1,307,000
	Interest Expense                 112,000            97,000
	Other                              6,000             8,000

INCOME BEFORE INCOME TAX
  PROVISION                        594,000           444,000

INCOME TAX PROVISION               238,000           169,000

NET INCOME                        $356,000          $275,000

NET INCOME PER COMMON SHARE          $0.10             $0.08

AVERAGE NUMBER OF SHARES AND
    EQUIVALENTS OUTSTANDING      3,643,000         3,620,000


See accompanying notes to consolidated financial statements.



Joule' Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                    Three Months Ended
                             December 31,       December 31,
                                1995               1994
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                    $356,000           $275,000
	Adjustments to reconcile
   net income to net cash
   flows used in operating
   activities:
    Depreciation and
     amortization                 90,000             66,000
    Provision for losses
     on accounts receivable       18,000             15,000
  Changes in operating assets
     and liabilities:
    Accounts receivable           56,000           (609,000)
    Prepaid expenses and
     other assets                154,000             12,000
    Accounts payable and
     accrued expenses           (257,000)           118,000
    Accrued payroll and
     related taxes               (48,000)           (36,000)
    Income taxes                 (35,000)            16,000

  Net cash flows used in
    operating activities         334,000           (143,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions of property and
     equipment                  (162,000)          (268,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in
    loans payable to bank       (157,000)           325,000
  Payment of long term debt       (6,000)                 0
  Additions to long term debt          0             76,000
  Proceeds from exercise of
    stock options                      0             14,000
  Net cash flows from (used in)
    financing activities        (163,000)           415,000

NET CHANGE IN CASH                9,000              4,000

CASH, BEGINNING OF PERIOD        70,000             49,000

CASH, END OF PERIOD             $79,000            $53,000

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                 $89,000            $92,000
  Income taxes paid            $274,000           $153,000

See accompanying notes to consolidated financial statements.

      	JOULE' INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(1)	The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and change periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

JOULE' INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

The Company's revenues are derived from providing labor outsourcing services to its customers. Revenues increased 21% to $13.4 million during the first three months of fiscal 1996 from $11.1 million in 1995. The Company's outsourcing services include staffing services and industrial contracting. Staffing services revenue increased 41% to $6.9 million in the first three months of 1996, from $4.9 million in the prior year period. Industrial contracting revenue increased 5 % to $6.5 million in the first quarter compared to $6.2 million a year earlier. Cost of services improved to 82.3% of revenue in the first quarter of 1996 compared to 83.2% a year ago. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

Selling, general and administrative expenses amounted to $1,659,000 in the first three months of fiscal 1996 compared to $1,307,000 in the prior year. This represented 12.4% of revenues in the current period, an increase from 11.8% a year earlier. These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, depreciation, professional fees and other costs related to maintaining the Company's branch offices. Interest expense increased to $12000 in the current period compared to $97,000 in the prior year. The income tax rate was 40% in the current three month period, an increase from 38% a year earlier because of the use of job tax credits in fiscal 1995. As a result of the above, net income improved to $356,000 or $0.10 per share for the first three months of 1996 compared to $275,000 or $0.08 per share in the prior year period.

JOULE' INC AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at December 31, 1995 were $8,684,000 as compared to $8,902,000 at September 30, 1995 and current liabilities were $5,930,000 compared to $6,427,000 as of September 30, 1995. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's percent; $3,948,000 was outstanding under this line as of December 31, 1995.

The Company believes that internally generated funds and available borrowings \ will provide sufficient cash flow to meet its requirements for the next 12 months.

JOULE' IN AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
  (a)   The Annual Meeting of Stockholders was held on
         February 7, 1996.

  (b)	The following directors were elected at the annual meeting with the votes as indicated:

                          			VOTES FOR    	VOTES WITHHELD
        Richard Barnitt        3,556,208        3,200
        Paul DeBacco           3,557,208        2,200
        Anthony Grillo         3,555,878        3,530
        Robert W. Howard       3,556,058        3,350
        Emanuel N. Logothetis  3,557,408        2,000
        Nick M. Logothetis     3,557,408        2,000
        Steven Logothetis      3,557,408        2,000

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits:  None
  (b)     Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
JOULE' INC.
(Registrant)
February 9, 1996
                                   E. N. Logothetis
                                E. N. Logothetis, Chairman
                               (Principal Executive Officer)

February 9, 1996
                                   Bernard G. Clarkin
                                Bernard G. Clarkin,
                                Vice President and Chief
                                Financial Officer
                               (Principal Financial Officer)