Form 10-Q
period 1996-03-31
JOULE INC
filed 1996-05-13
CIK 798168

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549
(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                         or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from               to

     Commission File Number 0-14926

                          Joule' Inc.
          (Exact name of registrant as specified in its charter)

           Delaware                      22-2735672
     (State or other jurisdiction of    (IRS Employer
     incorporation or organization)     Identification No.)

          1245 Route 1 South,    Edison, New Jersey  08837
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

Yes   X                  No

As of May 6, 1996 3,615,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements
                                 Joule' Inc. and Subsidiaries
                                 Consolidated Balance Sheets

                                                    March 31,    September 30,
      ASSETS                                          1996           1995
CURRENT ASSETS:
     Cash                                          $122,000           $70,000
     Accounts receivable, less allowance
           for doubtful accounts of $159,000
           and $140,000 in 1996 & 1995
            respectively                           7,593,000         8,514,000
     Prepaid expenses and other current assets       91,000           318,000
               Total Current Assets             7,806,000         8,902,000
PROPERTY AND EQUIPMENT, NET OF
     ACCUMULATED DEPRECIATION                     1,890,000         1,698,000

GOODWILL AND OTHER INTANGIBLES                       120,000           132,000

OTHER ASSETS                                           67,000           70,000
                                                   $9,883,000      $10,802,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Loans payable to bank                        $2,198,000       $4,105,000
     Current portion of long term de                  25,000           25,000
     Accounts payable and accrued expenses         1,424,000        1,137,000
     Accrued payroll and related taxes             1,001,000        1,083,000
     Income taxes                                    225,000           77,000
                Total Current Liabilities           4,873,000        6,427,000

LONG TERM DEBT                                        444,000          456,000
               Total Liabilities                 5,317,000        6,883,000

STOCKHOLDERS' EQUITY:
     Preferred stock,$.01 par value:
          Authorized 500,000 shares,
               none outstanding                          ----            ----
     Common stock,$.01 par value:
          Authorized 10,000,000
             shares-issued 3,760,000                   38,000           38,000
     Paid-in capital                               3,509,000        3,502,000
     Retained earnings                             1,427,000          787,000
                                                    4,974,000        4,327,000
     LESS: Cost of 150,000 shares of common
          stock held in treasury                    408,000          408,000
     Total Stockholders' Equity                    4,566,000        3,919,000
                                                   $9,883,000      $10,802,000

<F1>
     See accompanying notes to consolidated financial statements.

/TABLE

                        Joule' Inc. and Subsidiaries

                     Consolidated Statements of Income

                               Three Months Ended         Six Months Ended

                               March 31     March 31,   March 31,    March 31,
                                 1996         1995       1996          1995
REVENUES                   $12,088,000    $9,806,000  $25,488,000  $20,873,000

COSTS, EXPENSES, AND OTHER:

  COST OF SERVICES          10,057,000     8,336,000   21,086,000   17,547,000

  SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES   1,496,000     1,265,000    3,155,000    2,572,000

    INTEREST EXPENSE            89,000        94,000      201,000      191,000

    OTHER (INCOME)/EXPENSE     (26,000)       (3,000)     (20,000)       5,000


INCOME BEFORE INCOME TAXES     472,000       114,000    1,066,000      558,000

INCOME TAXES                   188,000        43,000      426,000      212,000


NET INCOME                    $284,000      $ 71,000     $640,000     $346,000


NET INCOME PER COMMON SHARE      $0.08         $0.02        $0.18        $0.10


AVERAGE NUMBER OF SHARES AND
    EQUIVALENTS OUTSTANDING  3,646,000     3,629,000    3,645,000    3,625,000



<F1>
See accompanying notes to consolidated financial statements.

/TABLE

                         Joule' Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                                      Six Months Ended
                                                     March 31,      March 31,
                                                        1996          1995

CASH FLOWS FROM OPERATING
       ACTIVITIES:
     Net income                                       $640,000     $346,000
     Adjustments to reconcile net income to net
         cash flows from operating activities:
       Depreciation and amortization                   184,000      152,000
       Loss from disposal of equipment                       O        4,000
       Provision for losses on accounts receivable      36,000       30,000
     Changes in operating assets and liabilities:
       Accounts receivable                             885,000     (106,000)
        Prepaid expenses and other assets               230,000      297,000
        Accounts payable and accrued expenses           287,000       88,000
        Accrued payroll and related taxes               (82,000)     201,000
        Income taxes                                    148,000     (215,000)

     Net cash flows from operating activities        2,328,000      797,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Acquisitions of property and equipment          (364,000)    (528,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Decrease in loans payable to bank             (1,907,000)    (368,000)
     Payment on long term debt                        (12,000)      (6,000)
     Additions to long term debt                            0       76,000
     Proceeds from exercise of stock options            7,000       14,000

     Net cash flows from (used in) financing
          activities                              (1,912,000)      (284,000)

NET CHANGE IN CASH                                    52,000        (15,000)

CASH, BEGINNING OF PERIOD                             70,000         49,000

CASH, END OF PERIOD                                 $122,000        $34,000

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                $191,000      $189,000

       Income taxes paid                            $278,000      $486,000

<F1>
See accompanying notes to consolidated financial statements.

/TABLE

                     JOULE' INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED
                       FINANCIAL STATEMENTS
                          (UNAUDITED)

(1)The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

                    JOULE' INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from providing labor outsourcing services to its customers. Revenues increased 23% to $12.1 million during the three months ended March 31, 1996 from $9.8 million a year earlier. Revenue for the first six months of fiscal 1996 amounted to $25.5 million, a 22% increase over the prior year. These increases reflected an expanded corporate customer base and better penetration of existing markets as demand for such services grew. The Company's outsourcing services include staffing services
and industrial contracting.   Staffing services revenue increased 30% to $6.4
million, and 36% to $13.3 million, for the respective three and six months ended March 31, 1996 compared to the same periods a year ago. Industrial contracting revenue increased to $5.7 million in the current quarter, which was 16% higher than a year earlier. Six month revenues increased 10% to $12.2 million from $11.1 million in the prior year period. Cost of services improved to 83.2% of revenue in the current three months from 85.0% in the prior year and to 82.7% in the current six months compared to 84.1% a year earlier. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

     Selling, general and administrative expenses amounted to $1,496,000 and $3,155,000 in the three and six months ended March 31, 1996 compared to $1,265,000 and $2,572,000 a year earlier. These expenses amounted to 12.4% of revenue in the current three month period compared to 12.9% in the prior year, and 12.4% of revenue in the six months ended March 31, 1996 compared to 12.3% a year earlier, as the Company continued to focus on cost containment. These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the Company's branch offices. Interest expense amounted to $89,000 and $201,000 in the current three and six months periods compared to $94,000 and $191,000 in the prior year. The effective income tax rate was 40% in the current periods, an increase from 38% in the respective three and six month periods a year earlier because of the use of job tax credits in fiscal 1995. As a result of the above, net income improved to $284,000 or $0.08 per share in the current three month period from $71,000 or $0.02 per share a year ago; for the six months ended March 31, 1996, net income increased to $640,000 or $0.18 per share from $346,000 or $0.10 a share in the prior year.

                           JOULE' INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


Liquidity and Capital Resources

     Working capital at March 31, 1996 was $2,933,000 compared to $2,475,000 at September 30, 1995. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables. The Company's bank agreed to lower the interest rate it charged the Company in February, 1996. The rate had been the bank's prime rate plus one percent. It was lowered to the prime rate, with a LIBOR plus two and one-quarter percent option; $2,198,000 was outstanding under this line as of March 31, 1996.

     The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

                            JOULE' INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION


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

                                   JOULE' INC.
                                  (Registrant)

May 10, 1996
                                                 E. N. Logothetis
                                           E. N. Logothetis, Chairman
                                          (Principal Executive Officer)

May 10, 1996
                                                 Bernard G. Clarkin
                                        Bernard G. Clarkin, Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)