Form 10-Q
period 1996-06-30
JOULE INC
filed 1996-08-14
CIK 798168

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1996

					or

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

	For the transition period from
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

As of August 6, 1996 3,660,000 shares of the Registrant's common stock were outstanding.

TABLE

Part I - Financial Information
Item 1.  Financial Statements
Joule' Inc. and Subsidiaries
Consolidated Balance Sheets
			 	                                            June 30,        September 30,
	ASSETS	                                           1996 	            1995
     									                                                    	(Audited)
CURRENT ASSETS:
   Cash		                                      	$ 94,000              	$70,000
	Accounts receivable, less allowance
	 for doubtful accounts of $163,000
	 and $140,000 in 1996 and 1995,
      respectively                            	6,949,000            	8,514,000
   Prepaid expenses and other current
       assets  	                                  87,000	              318,000
			Total Current Assets	                       7,130,000            	8,902,000
PROPERTY AND EQUIPMENT, NET OF
	ACCUMULATED DEPRECIATION 	                    1,988,000            	1,698,000

GOODWILL AND OTHER INTANGIBLES	                  114,000              	132,000

OTHER ASSETS		                                    64,000         	      70,000
			                                          	$9,296,000          	$10,802,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
	Loans payable to bank	                       $1,998,000           	$4,105,000
	Current portion of long term debt               	25,000               	25,000
	Accounts payable and accrued expenses	          908,000            	1,137,000
	Accrued payroll and related taxes	            1,011,000            	1,083,000
	Income taxes	                                    42,000	               77,000
			Total Current Liabilities                  	3,984,000            	6,427,000

LONG TERM DEBT		                                 437,000	              456,000
			Total Liabilities                          	4,421,000            	6,883,000

STOCKHOLDERS' EQUITY:
	Preferred stock,$.01 par value:
		Authorized 500,000 shares,
           none outstanding                       	----                  	----
	Common stock,$.01 par value:
		Authorized 10,000,000
           shares-issued 3,807,000 and
           3,760,000 shares in 1996 and
           1995,respectively    	                38,000	                38,000
	Paid-in capital                             	3,567,000             	3,502,000
	Retained earnings 	                          1,678,000	               787,000
			                                          	5,283,000	             4,327,000
	LESS: Cost of 150,000 shares of
       common stock held in treasury	           408,000	               408,000
	Total Stockholders' Equity                  	4,875,000             	3,919,000
				                                         $9,296,000           	$10,802,000

	See accompanying notes to consolidated financial statements.

Joule' Inc. and Subsidiaries
Consolidated Statements of Income

	                                 Three Months Ended       Nine Months Ended
                               June 30,    June 30,     June 30,       June 30,
                                 1996        1995         1996          1995
REVENUES                    $11,003,000   $10,969,000   $36,491,000  $31,842,000

COSTS, EXPENSES, AND OTHER:

	COST OF SERVICES             9,146,000     9,094,000    30,232,000   26,641,000

	SELLING, GENERAL AND
	  ADMINISTRATIVE EXPENSES    1,453,000     1,367,000     4,608,000    3,938,000

	INTEREST EXPENSE                47,000        97,000       248,000      289,000

	OTHER (INCOME)/EXPENSE          (2,000)       23,000       (22,000)      27,000

INCOME BEFORE INCOME TAXES      359,000       388,000     1,425,000      947,000

INCOME TAXES                    108,000       147,000       534,000      360,000


NET INCOME                     $251,000      $241,000      $891,000     $587,000


NET INCOME PER COMMON SHARE       $0.07        $0.07         $0.24         $0.16

AVERAGE NUMBER OF COMMON
	SHARES AND EQUIVALENTS
	OUTSTANDING                  3,651,000     3,629,000     3,647,000    3,626,000




See accompanying notes to consolidated financial statements.

Joule' Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	                                                       Nine Months Ended
                                                	   June 30,	         June 30,
                                                  	   1996            	  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                        $891,000         	$587,000
	Adjustments to reconcile net income
      to net cash flows from operating
       activities:
		Depreciation and amortization                     	276,000          	244,000
		Loss from disposal of equipment                         	0            	4,000
		Provision for losses on accounts
			receivable	                                        40,000           	45,000
	Changes in operating assets and
      liabilities:
		Accounts receivable	                             1,525,000         	(898,000)
		Prepaid expenses and other assets	                 234,000         	 405,000
		Accounts payable and accrued expenses            	(229,000)       	  215,000
		Accrued payroll and related taxes                 	(72,000)	         127,000
		Income taxes 	                                     (35,000)	        (215,000)

	Net cash flows from operating activities          2,630,000	          514,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
	Acquisitions of property and equipment	           (545,000)	         (649,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
	Increase (Decrease) in loans payable to bank	   (2,107,000)           	82,000
	Payment of long term debt	                         (19,000)          	(12,000)
	Additions to long term debt	                             0 	           76,000
	Proceeds from exercise of stock
      options	                                       65,000    	        14,000

	Net cash flows from (used in)
      financing activities	                      (2,061,000)     	     160,000

NET CHANGE IN CASH                                  	24,000           	 25,000

CASH, BEGINNING OF PERIOD                      	     70,000	            49,000

CASH, END OF PERIOD	                               $ 94,000       	    $74,000

SUPPLEMENTAL CASH FLOW INFORMATION:
	  Interest paid	                                  $239,000        	  $284,000

	  Income taxes paid 	                             $569,000          	$579,000

See accompanying notes to consolidated financial statements.

PAGE

JOULE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(1)The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet included in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in finacial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K and Annual Reports to Stockholders for the most recent fiscal year.
      JOULE INC. AND SUBSIDIARIES
ITEM 2. Managment's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

 The Company's revenues are derived from providing labor outsourcing services to its customers. Revenues amounted to $11.0 million during the three months ended June 30, 1996, unchanged from a year earlier. Revenue for the first nine months of fiscal 1996 amounted to $36.5 million, a 15% increase over the prior year. The Company's outsourcing services include staffing services and indus-trial contracting. Staffing services revenue increased 12% to $6.4 million, and 27% to $19.7 million, for the respective three and nine monht periods ended June 30, 1996 compared to the same periods a year ago. Industrial contracting revenue declined 12% to $4.6 million in the current quarter, while for nine months revenuew increased 3% to $16.8 million compared to $16.3 million in the prior year. Cost of services were 83.1% of revenue in the current quarter, while for the nine months ended June 30, 1996 these costs were 82.9% of revenue compared to 83.7% a year earlier. These expenses consist primarily of compensa-tion to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

Selling, general and administrative expenses amounted to $1,453,000 and $4,608,000 in the three and nine months ended June 30, 1996 compared to $1,367,000 and $3,938,000 a year earlier. These expenses amounted to 13.2% of revenue in the current three month period compared to 12.5% in the prior year, and 12.6% of revenue in the nine months ended June 30, 1996 compared to 12.4% a year earlier, as the Company's overhead personnel costs increased to support the higher level of business it is pursuing. These expenses also included provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the Company's branch offices. Interest expense amounted to $47,000 and $248,000 in the current three and nine months periods compared to $97,000 and $289,000 in the prior year. The improvements were due to lower rates and lower borrowing. The effective income tax rate decreased to 30% and 37.5% in the current year three and nine month periods from 38% in the prior year periods due to loss carry forwards. As a result of the above, net income amounted to $251,000 or $0.07 per sahre in the current three month period compared to $241,000 or $0.07 per share a year ago;
 for the nine months ended June 30, 1996, net income increased to $891,000 or $0.24 per share from $587,000 or $0.16 per share in the prior year.

JOULE INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Liquidity and Capital Resources

Working capital at June 30, 1996 was $3,146,000 compared to $2,475,000 at September 30, 1995. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by recievables. $1,998 was outstanding under this line as of June 30, 1996.

The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

JOULE INC. AND SUBSIDIARIES
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

JOULE INC.
(Registrant)

August 13, 1996                        E. N. Logothetis
                                      	E. N. Logothetis, Chairman
                                       (Principal Executive Officer)

August 13, 1996                        Bernard G. Clarkin
                                      	Bernard G. Clarkin, Vice President and
                                        Chief	Financial Officer
                                       (Principal Financial Officer)