Form 10-K
period 1996-09-30
JOULE INC
filed 1996-12-31
CIK 798168

FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549
     (Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF
      ( X )              THE SECURITIES EXCHANGE ACT OF 1934
                              For The Fiscal Year Ended
                              September 30, 1996
          OR
      (      )      TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                          ......... to   ................

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

     Securities registered pursuant to Section 12(b) of the
     Act: Common Stock, par value $.01 per share

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

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock
     Exchange on December 6, 1996, was approximately
     $3,870,000.

     As of December 6, 1996, there were 3,661,000 shares of Common Stock outstanding.


          DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the Company's 1996 Annual Report to Stockholders filed with the Commission pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 are incorporated by reference in Part II, Items 5-8, and
     Part IV of this Annual Report on Form 10-K.

     Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Stockholders are incorporated by reference in Part III: Items 10-13, of this Annual Report on Form 10-K.

     PART I
     ITEM 1. BUSINESS


     General


               Joule' Inc. and its subsidiaries are engaged in the business of personnel outsourcing, as a supplier to industry of staffing service personnel. These services focus on supplying skilled office workers, light industrial workers, technical professionals and skilled craft industrial plant and facility maintenance personnel to business and industry on a temporary basis. The Company derived 68%, 67% and 70% of its revenue from services provided to customers in New Jersey in 1996, 1995 and 1994, respectively.

               All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, over 90% of revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. During the fiscal year ended September 30, 1996, the Company furnished approximately 6,200 employees to approximately 1,100 clients. At September 30, 1996, approximately 1,200 employees were on assignment to approximately 300 clients for periods ranging in duration from one day to several years.

               The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

     Description of Services

               The Company supplies skilled office and light industrial workers to business and industry. The office workers are comprised of word processing, data entry and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through seven offices in New Jersey and one in Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, termination or reassignments of the client's full-time employees or to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. During 1996, the number of office and light industrial workers on assignment per week averaged 700, and such services contributed approximately 31%, 31% and 30% of revenues in 1996, 1995 and 1994, respectively.

               The Company's technical personnel include engineers, designers, draftsmen, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted from Edison, New Jersey. A client that has an in-house engineering or other technical department is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or programs. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel and engineers who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 1996, the number of technical workers on assignment per week averaged over 200, and such services contributed approximately 24%, 20% and 18% of revenues in 1996, 1995 and 1994, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries; utilities; chemical, pharmaceutical and industrial plants; and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide addtional services requested by the client.
     The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and reassembly of plant equipment. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. During 1996, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 300. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 45%, 49% and 52% of revenues in fiscal 1996, 1995 and 1994, respectively.

     The use by clients of staffing services personnel provided by the Company allows them to hire only such permanent employees as are required for their regular core work loads. Clients are thus able to shift to the Company the cost and inconvenience associated with the employment of non-core personnel, including advertising, interviewing, screening, testing, training, fringe benefits, record keeping, payroll taxes and insurance. The Company is able to absorb such costs more effectively than its clients because its employees, once recruited, are generally assigned to a succession of positions with different clients.

     Customers and Marketing


     A significant portion of the Company's business represents repeat orders. For fiscal 1996 over 80% of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 1996, 1995 or 1994.


     Personnel Assignment and Recruitment

     The Company maintains a computerized data base of information on potential employees. It uses optical scanning equipment to enhance its data base retrieval system. The data base contains information on office services and light industrial personnel, engineering and other technical and scientific personnel, and skilled industrial personnel, classified by skill, residence, experience and current availability for assignment. When called upon to fill an assignment, the Company's recruiting specialists match the client's specifications with the information in the data base on these potential employees. The ability to update, expand and rapidly access the data base is important to the Company's success. The Company's branch offices have direct, on-line access to the data base. Direct access is especially important in the office services and technical areas where immediate response to client orders is required. In addition, it is important in the technical services operation because of the diversity of skills involved.

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


     Competition

     The Company faces intense competition from a large number of local and regional firms as well as national firms. The Company competes with these firms for potential employees as well as for clients. Many of the regional firms and all of the national firms with which it competes are substantially larger and possess substantially greater operating, financial and personnel resources than the Company. The Company competes primarily on the basis of price, quality and reliability of service. Its primary geographic market is New Jersey and, to a lesser extent, the nearby states.

     Employees

     At September 30, 1996, the Company employed approximately 80 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 1,200 persons on assignment to approximately 300 clients.
     The Company is a party to collective bargaining agreements covering approximately 250 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

     ITEM  2.  PROPERTIES

     The Company leases most of its facilities. At September 30, 1996, the Company was party to thirteen leases comprising approximately 30,000 square feet.
     The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company also owns a building adjacent to its corporate headquarters which serves as operational headquarters for some of the Company's divisions and is linked to other offices by computer network and communications equipment. The corporate headquarters and five additional facilities are leased from Emanuel N. Logothetis, the Chairman of the Board of the Company, and corporations that are owned by him and the members of his family, at an aggregate annual rent of $199,000, plus applicable real estate taxes, under terms and conditions that, in the opinion of management, are not less favorable than would have been available from unaffiliated parties. Seven additional facilities, comprising approximately 10,000 square feet of space, are leased from unaffiliated parties at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs. For information concerning the Company's lease obligations, see Note 6 of Notes to Consolidated Financial Statements.

     ITEM  3.  LEGAL PROCEEDINGS

     In the opinion of management, other than ordinary routine litigation incidental to the business, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS

     Not Applicable.




     Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 6, 1996 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.



     Emanuel N. Logothetis, age 66, founded the Company in
     1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3,
     1988.

     Bernard G. Clarkin, age 47, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990. Prior to that he was Reporting and Compliance Officer with Anchor Savings Bank for two years and Manager of Financial Reporting at Kidde, Inc. for nine years.

     Philip DelVecchio, age 50, was elected Vice President in February 1996, when he joined the Company. Prior to that he was an executive and engineering manager with Mobil Oil Company for sixteen years.

     John Logothetis, age 43, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.



          PART II

     ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
     RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the same caption on page 12 of JOULE's Annual Report to Stockholders for the year ended September 30, 1996.

     ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the five-year Selected Financial
     Information included on page 1 of JOULE's Annual Report to Stockholders for the year ended September 30, 1996.


     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on pages 4 and 5 of JOULE's Annual Report to Stockholders for the year ended September 30, 1996.


     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 6 to 11 of JOULE's Annual Report to Stockholders for the year ended September 30, 1996.



     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.




          PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT

     The information with respect to the directors of the Company required to be included pursuant to this Item
     10 will be included under the caption "Election of Directors - Director Compensation" in the Company's
     Proxy Statement relating to the 1997 Annual Meeting of
     Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission (the
     "Commission") pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this
     Item 10 is included under the caption "Executive
     Officers of the Company" in Part I of this Annual
     Report on Form 10-K.

     ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Compensation of Executive Officers-Certain Transactions" in the Proxy
     Statement and is incorporated in this Item 11 by reference.

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

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS

     The information with respect to any reportable transaction, business relationship or indebtedness between the Company and the beneficial owners of more than 5% of the Common Stock, the directors or nominees for director of the Company, the executive officers of the Company or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 will be included under the caption "Compensation of Executive Officers-Certain Transactions" in the Proxy Statement and is incorporated in this Item 13 by reference.


          PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
     REPORTS ON FORM 8-K

     (a)   Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the Company's 1996 Annual Report to Stockholders filed with the Commission pursuant to Rule 14a-3 under the Securities Exchange Act of 1934.

     Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 1996, 1995 and 1994, respectively.

     Consolidated Balance Sheets of September 30, 1996 and
     1995, respectively.

     Consolidated Statements of Income for the Years Ended
     September 30, 1996, 1995 and 1994, respectively.

     Consolidated Statements of Changes in Stockholders
     Equity for the Years Ended September 30, 1996, 1995 and
     1994, respectively.

     Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 1996, 1995 and 1994, respectively.

     Notes to Consolidated Financial Statements.

     The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

     Report of Independent Public Accountants  as to
     Schedules   F-1

     Financial Statement Schedules:

           VIII - Valuation and Qualifying Accounts     F-2

           IX   - Short-term Borrowings  F-3

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

          4.1a --        Third Modification and Extension
     Agreement, dated August 23, 1995, between Registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-k for the year ended September 30, 1995 and incorporated herein by reference.

          4.1b --        Fourth Modification and Extension
     Agreement dated February 6, 1996 between Registrant and
     United Jersey Bank.

          4.1c --        Fifth Modification and Extension
     Agreement dated May 31, 1996 between
     Registrant and United Jersey Bank.

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

          10.4 -- Lease Agreement, dated January 15, 1992, between JOULE' Maintenance of Gibbstown Inc. and 429 Broad Street Corporation for premises at 429 East Broad Street, Gibbstown, New Jersey, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.

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

           10.8*  --     1988 Non-qualified Stock Option
     Plan, filed as Exhibit 10.13 to the Company's Annual
     Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

           10.9*  --     1991 Stock Option Plan, filed as
     Exhibit 10.11 to the Company's Annual Report on Form
     10-K for the year ended September 30, 1991 and incorporated herein by reference.

          13      --     Annual Report to Stockholders for
     the year ended September 30, 1996.

           21    -- List of Subsidiaries.

          23.1   -- Consent of Independent Public
     Accountants

          27     -- Financial Data Schedule (in EDGAR filing
     only)




          *    Compensatory Plan

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             JOULE' INC.

     Dated:  December 23, 1996     Emanuel N. Logothetis

          Emanuel N. Logothetis,
          Chairman of the Board and President


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1996.



     Emanuel N. Logothetis               Bernard G. Clarkin

     Emanuel N. Logothetis              Bernard G. Clarkin
     Chairman of the Board, President   Vice President and
     Chief Financial  Director          (Principal Financial
     (Principal Executive Officer and     Officer and
     Principal Officer)                  Accounting Officer)



     Nick M. Logothetis

     Nick M. Logothetis               Steven Logothetis
     Director                          Director



     Richard Barnitt                   Paul DeBacco
     Richard Barnitt- Director     Paul DeBacco - Director



     Robert W. Howard                  Anthony Grillo
     Robert W. Howard - Director   Anthony Grillo - Director

         SCHEDULE VIII

     JOULE' INC. AND SUBSIDIARIES

     VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES


          BALANCE   CHARGED TO      CHARGED       BALANCE
          BEGINNING COSTS AND TO OTHER       END OF
     DESCRIPTION    OF PERIOD EXPENSES  ACCOUNTS  DEDUCTIONS
        PERIOD
     Allowance for
         doubtful accounts:

     Years Ended:


       September 30, 1994     $213,000  $ 65,000    -----
     $92,000   $186,000

       September 30, 1995     $186,000  $120,000    -----
     $166,000  $140,000

       September 30, 1996     $140,000  $109,000    -----
     $  32,000 $217,000


     F-2

           SCHEDULE IX

     JOULE' INC AND SUBSIDIARIES

     SHORT-TERM BORROWINGS



     CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS


     BALANCE AT END OF YEARWEIGHTED AVERAGE INTEREST RATE AT
     END OF YEAR         MAXIMUM AMOUNT OF BORROWINGS DURING
     THE YEAR               AVERAGE AMOUNT OUTSTANDING
     DURING THE YEAR*              WEIGHTED AVERAGE INTEREST
     RATE DURING THE YEAR*
     YEARS ENDED:
          SEPTEMBER 30,
     1994BANKS$3,363,0009.25%$3,896,000$3,275,0008.2%
          SEPTEMBER 30, 1995

          SEPTEMBER 30, 1996BANKS

     BANKS$4,105,000

     $2,343,0009.75%

     7.70%$4,155,000

     $4,305,000$3,472,000

     $3,027,000
     10.0%

     8.75%


                     *   Average amount outstanding is based
     on daily averages. Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.








     F-3

     EXHIBIT INDEX

     Exhibit
     Number
     Description of ExhibitPage
     3.1Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-7617) under the Securities Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.*
     3.2By-laws, as amended, filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.*
     4.1Loan and Security Agreement, dated as of February 20, 1991, between Registrant and United Jersey Bank Central, N.A., filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.* 4.1a--Third Modification and Extension Agreement, dated August 23, 1995, between Registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.* 4.1b--Fourth Modification and Extension Agreement dated February 6, 1996 between Registrant and United Jersey Bank.
     4.1c--Fifth Modification and Extension Agreement dated May 31, 1996 between Registrant and United Jersey Bank.

     The Company hereby agrees to furnish to the Commission
      upon its request any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt which does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
     10.1Lease Agreement, dated July 1, 1986, between Registrant and Eisler Engineering Corp. ("Eisler") for premises at 1245 Route 1 South, Edison, New Jersey, filed as Exhibit 10.1 to the Form S-1 and incorporated herein by reference.

     * Incorporated by Reference

     10.2Lease Agreement, dated April 1, 1986, between Registrant and Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as
     Exhibit 10.5 to the Form S-1 and incorporated herein by reference.
     *10.3Lease Agreement, dated December 1, 1986, between Registrant and Pentacle Corporation for premises at 50 South Center Street, Orange, New Jersey, filed as
     Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.
     *10.4Lease Agreement, dated January 15, 1992, between JOULE' Maintenance of Gibbstown Inc. And 429 East Broad Street, Gibbstown, New Jersey, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.
     *10.6Lease Agreement, dated January 1, 1987, between Registrant and E.N. Logothetis for Unit G, Mercerville Professional Park Condominiums, 2333 Whitehorse - Mercerville Road, Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.
     *10.7Lease Agreement, dated December 30, 1991 between registrant and Pentacle Corporation for 5000 square feet of storage space at Orange Commons in Orange, New Jersey, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference.*10.8**
     1988 Non-qualified Stock Option Plan, filed as Exhibit
     10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.*10.9**
     1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.*13
     Annual Report to Stockholders for the year ended up
     September 30, 1996.21
     List of Subsidiaries23.1
     Consent of Independent Public Accountants27













































     Financial Data Schedule ( in EDGAR Filing only)

     *   Incorporated by Reference

     ** Compensatory Plan
                         EXHIBIT 4.1b

     FOURTH MODIFICATION AND EXTENSION AGREEMENT

     by and among

     JOULE, INC.
     as the Borrower

     and

     JOULE MAINTENANCE CORPORATION,
     JOULE MAINTENANCE OF GIBBSTOWN, INC.
     JOULE ENGINEERING CORP.,
     JOULE TECHNICAL CORPORATION,
     JOULE TEMPORARIES CORPORATION,
     JOULE MAINTENANCE OF NEW YORK, INC.,
     JOULE MAINTENANCE OF MARYLAND, INC., and
     TIGER MAINTENANCE, INC.,
     collective, as the Corporate Guarantors

     and

     UNITED JERSEY BANK
     as the Lender

     Dated: as of February 6, 1996



     FOURTH MODIFICATION AND EXTENSION AGREEMENT


          THIS FOURTH MODIFICATION AND EXTENSION AGREEMENT
     (including all amendments, modifications and supplements is hereinafter referred to as the "Fourth
     Modification Agreement"), is made as of this 6th day of February, 1996, by and among

          JOULE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as the "Borrower"),

          AND

          JOULE MAINTENANCE CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance Corporation"),

          AND

          JOULE MAINTENANCE OF GIBBSTOWN, INC., a
     corporation duly organized, validly existing and in good standing under the laws of the State of New
     Jersey, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837
     (hereinafter referred to as "Joule Maintenance of Gibbstown, Inc."),

          AND

          JOULE ENGINEERING CORP., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Engineering Corp."),

          AND

          JOULE TECHNICAL CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of Virginia, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Technical Corporation"),

          AND

          JOULE TEMPORARIES CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Temporaries Corporation"),
          AND

          JOULE MAINTENANCE OF NEW YORK, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New York, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of New York, Inc."),

          AND

          JOULE MAINTENANCE OF MARYLAND, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of Maryland, Inc."),

          AND

          TIGER MAINTENANCE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as the "Tiger Maintenance Inc." and hereinafter Joule Maintenance Corp., Joule Maintenance of Gibbstown, Inc., Joule Engineering Corp., Joule Temporaries Corporation, Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc. and Tiger Maintenance, Inc. shall be collectively referred to as the "Corporate Guarantors"),

          AND

          UNITED JERSEY BANK, having an office located at Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837, being a banking corporation duly organized and validly existing under the laws of the State of New Jersey (hereinafter referred to as the "Lender").
     W I T N E S S E T H:

          WHEREAS, on or about February 20, 1991, the Borrower requested and the Lender agreed to make a revolving credit loan in the aggregate principal amount of up to Four Million and 00/100 ($4,000,000.00)
     Dollars for the purposes of (i) refinancing certain of the Borrower's then existing indebtedness to First Fidelity Bank, National Association and (ii) financing the general working capital requirements of the Borrower (hereinafter referred to as the "Revolving Credit Loan"), all as more fully provided for in that certain Loan and Security Agreement dated February 20, 1991, executed by and between the Borrower and the Lender (hereinafter referred to as the "Loan Agreement"); and

          WHEREAS, the Revolving Credit Loan is evidenced by a certain Revolving Note dated February 20, 1991, executed by the Borrower, as the maker, and delivered to the Lender, as the payee, in the original aggregate principal amount of the Revolving Credit Loan (hereinafter referred to as the "Revolving Note"); and

          WHEREAS, pursuant to the Loan Agreement, the Borrower, each of the Corporate Guarantors and Joule Maintenance of Bayonne, Inc., a Delaware corporation (hereinafter referred to as "Joule Maintenance of Bayonne, Inc.") granted to the Lender a valid first lien security interest in and to certain Collateral, as more fully and accurately described in the Loan Agreement; and

          WHEREAS, as of February 20, 1991, Emanuel N.
     Logothetis, as the guarantor (hereinafter referred to as the "Individual Guarantor"), executed and delivered to the Lender, as the lender, a certain Individual Guaranty, pursuant to which the Individual Guarantor agreed to guaranty the full, prompt and unconditional payment of when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving Credit Loan (hereinafter referred to as the "Individual Guaranty"); and

          WHEREAS, as of February 20, 1991, each Corporate Guarantor and Joule Maintenance of Bayonne, Inc., collectively as the guarantor, executed and delivered to the Lender, as the lender, a separate Corporate Guaranty, pursuant to which each Corporate Guarantor and Joule Maintenance of Bayonne, Inc. agreed to guaranty the full, prompt and unconditional payment of when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving Credit Loan (hereinafter referred to as the "Corporate Guaranty"); and

          WHEREAS, on January 17, 1991, the Borrower, as the assignor, delivered to the Lender, as the assignee, a certain Assignment of Life Insurance Policy as Collateral with respect to that certain life insurance policy no. U01426631 issued by the Hartford Insurance Company upon the life of the Individual Guarantor (hereinafter referred to as the "Assignment #1"), as collateral security for the Borrower's obligations under the Loan Agreement; and

          WHEREAS, on February 20, 1991, Joule Maintenance Corporation, as the assignor, executed and delivered to the Lender, as the assignee, a certain Collateral Assignment of Contract Proceeds with respect to that certain contract between Joule Maintenance Corporation and the United States Government identified as Contract No. DAHC21-85-C-0021 (hereinafter referred to as the "Assignment #2"), as collateral security for the repayment of the liabilities and obligations of Joule Maintenance Corporation to the Lender under the Loan Agreement and the Corporate Guaranty; and

          WHEREAS, on September 1, 1991, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Promissory Note for the purpose of extending the term of the Revolving Credit Loan from the old maturity date of September 1, 1991, to a new maturity date of January 15, 1992 (hereinafter referred to as the "Extension Agreement #1"); and

          WHEREAS, on January 15, 1992, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the old maturity date of January 15, 1992 to a new maturity date of January 31, 1993 (hereinafter referred to as the "Extension Agreement #2"); and

          WHEREAS, on January 31, 1993, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the old maturity date of January 31, 1993 to a new maturity date of January 31, 1994 (hereinafter referred to as the "Extension Agreement #3"); and

          WHEREAS, on January 31, 1994, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the old maturity date of January 31, 1994 to a new maturity date of March 31, 1994 (hereinafter referred to as the "Extension Agreement #4"); and

          WHEREAS, on March 31, 1994, the Borrower, the Corporate Guarantors, Joule Maintenance of Bayonne, Inc., the Individual Guarantor and the Lender entered into a certain First Modification and Extension Agreement for the purposes of (i) in Article I,
     Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the old Termination Date of "March 31, 1994" to a new Termination Date of "January 31, 1995"; (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to "4365 Route 1 South, Princeton, New Jersey 08540";
     (iii) providing for a mutual waiver of jury trial; and
     (iv) providing for semi-annual audits of Collateral (hereinafter referred to as the "First Modification Agreement"); and
          WHEREAS, on March 31, 1994, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain First Allonge to $4,000,000.00 Revolving Note for the purposes of (i) extending the maturity date of the Revolving Note from the old maturity date of "March 31, 1994" to a new maturity date of "January 31, 1995" and (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to "4365 Route 1 South, Princeton, New Jersey 08540" (hereinafter referred to as the "First Allonge"); and

          WHEREAS, as of January 31, 1995, the Borrower, the Corporate Guarantors, Joule Maintenance of Bayonne, Inc., the Individual Guarantor and the Lender entered into a certain Second Modification and Extension Agreement (hereinafter referred to as the "Second Modification Agreement") for the purposes of (i) in
     Article I, Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the old Termination Date of "January 31, 1995" to a new Termination Date of "January 31, 1996"; (ii) in
     Article II, Section 2.4 of the Loan Agreement, decreasing the interest rate from the old interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to a new interest rate of "Base Rate plus one percent (1.0%) per annum"; (iii) amending and modifying the Lender's audits of Collateral from semi-annual audits of Collateral to annual audits of Collateral; and (iv) amending and modifying the Lender's name from the old name of "United Jersey Bank/Central, N.A." to the new name of "United Jersey Bank"; and

          WHEREAS, as of January 31, 1995, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Second Allonge to $4,000,000.00 Revolving Note for the purposes of (i) extending the maturity date of the Revolving Note from the old maturity date "January 31, 1995" to a new maturity date of "January 31, 1996"; (ii) decreasing the interest rate from the old interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to the new interest rate of "Base Rate plus one percent (1.0%) per annum"; and (iii) amending and modifying the name of the Lender from the Lender's old name of "United Jersey Bank/Central, N.A." to the Lender's new name of "United Jersey Bank" (hereinafter referred to as the "Second Allonge"); and

          WHEREAS, on August 23, 1995, the Borrower, the Corporate Guarantors and Joule Maintenance of Bayonne, Inc. entered into a certain Third Modification and Extension Agreement (hereinafter referred to as the "Third Modification Agreement") for the purpose of (i) in Article I, Section 1.1 of the Loan Agreement, increasing the original aggregate principal amount of the Revolving Credit Loan from the old aggregate principal amount of "$4,000,000.00" to the new increased aggregate principal amount of "$4,500,000.00"; (ii) in Article I, Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the old Termination Date of "January 31, 1996" to a new Termination Date of "May 31, 1996"; (iii) in Article II, Section 2.2 of the Loan Agreement, providing for the issuance of Letters of Credit; (iv) providing for a new section of the Loan Agreement, Section 5.23, which provides for the Borrower's Maximum Debt to Tangible Net Worth Ratio of
     2.0 -to- 1.0; (v) in Article V of the Loan Agreement, providing for a new section, Section 5.24, which provides for the Borrower's Maximum Debt Service Coverage Ratio of 1.5 -to- 1.0; (vi) providing for a release of the Individual Guarantor from the Individual Guaranty; and (vii) amending and modifying the Lender's address from the old address of "4365 Route 1 South, Princeton, New Jersey 08540" to a new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837"; and

          WHEREAS, on August 23, 1995, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Third Allonge to $4,000,000.00 Revolving Note for the purposes of (i) increasing the original aggregate principal amount of the Revolving Credit Loan from the old aggregate principal amount of "$4,000,000.00" to a new increased aggregate principal amount of "4,500,000.00"; (ii) extending the maturity date of the Revolving Note from the old maturity date of "January 31, 1996" to a new maturity date of "May 31, 1996"; and (iii) amending and modifying the Lender's address from the old address of "4365 Route 1 South, Princeton, New Jersey 08540" to a new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837" (hereinafter referred to as the "Third Allonge"); and

          WHEREAS, Joule Maintenance of Bayonne, Inc. has been dissolved and its corporate charter revoked and is no longer a corporation doing business in the State of New Jersey; and

          WHEREAS, as of even date herewith, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Fourth Allonge to $4,500,000.00 Revolving Note for the purposes of deleting the old Paragraph 2 of the Revolving Note and inserting a new Paragraph 2 which provides that the interest rate to be charged on the outstanding aggregate principal amount of the Loan shall be set forth in Article II, Section
     2.4 of the Loan Agreement (hereinafter referred to as the "Fourth Allonge"); and

          WHEREAS, as of even date herewith, the Borrower, the Corporate Guarantors and the Lender have agreed to enter into this Fourth Modification Agreement for the purpose of (i) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Borrowing" (as said term is defined herein); (ii) in Article I,
     Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Affiliate" (as said term is defined herein); (iii) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Period" (as said term is defined herein"); (iv) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Payment Date" (as said term is defined herein); (v) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Rate Determination Date" (as said term is defined herein); (vi) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Portion" (as said term is defined herein);
     (vii) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Rate" (as said term is defined herein); (viii) in Article I,
     Section 1.1 of the Loan Agreement, providing of the definition of "Eurodollar Rate Loans" (as said term is defined herein); (ix) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Rate Taxes" (as said term is defined herein); (x) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Reserve Percentage" (as said term is defined herein);
     (xi) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Funding Segment" (as said term is defined herein); (xii) in Article II,
     Section 2.4 of the Loan Agreement, deleting the old
     Section 2.4 and inserting a new Section 2.4 which provides that the Borrower may select an interest rate from the interest rate options between either (1) the Base Rate option or (2) the Eurodollar Rate Option;
     (xiii) in a new section of Article II of the Loan Agreement, Section 2.11, providing for the Borrower's payment of an unused commitment fee; and (xiv) in a new section of Article II of the Loan Agreement,
     Section 2.12, providing for the special provisions governing Eurodollar Rate Loans (as said term is defined herein); and

          WHEREAS, all words and terms not defined herein shall have the meaning as contained in the Loan
     Agreement, as amended and modified up through and including the Third Modification Agreement; and

          WHEREAS, the aforesaid Revolving Note, the Loan Agreement, the Corporate Guaranty, the Assignment #1, the Assignment #2, the Extension Agreement #1, the Extension Agreement #2, the Extension Agreement #3, the Extension Agreement #4, the First Allonge, the First Modification Agreement, the Second Allonge, the Second Modification Agreement, the Third Allonge, the Third Modification A, the Fourth Allonge and any and all of the documents, agreements, certificates and instruments executed in connection herewith shall be hereinafter collectively referred to as the "Loan Documents"; and

          NOW, THEREFORE, in consideration of these premises and the mutual representations, covenants and agreements of the Borrower and the Corporate Guarantors and the Lender, each party binding itself and its successors and assigns, does hereby promise, covenant and agree as follows:

          1. There is, as of February 6, 1996, presently owing on the Revolving Note the principal sum of $3,648,146.37, without defense, offset or counterclaim, all of which are hereby expressly waived by the Borrower and the Corporate Guarantors as of the date hereof. The foregoing principal balance is allocated as follows: (a) $3,648.146.37 for outstanding Advances
     of direct loans under the Note and (b) $    -0-     for
     Letters of Credit.

          2. By execution hereof, the Borrower and the Corporate Guarantors acknowledge and agree that the Lender's consent to enter into this Fourth Modification
     Agreement is contingent upon the following:

               (a)  the payment by the Borrower of all
     costs, expenses and fees of the transaction contemplated by this Fourth Modification Agreement, including, but not limited to (i) all search costs and expenses, (ii) all fees and expenses of the Lender's attorneys and (iii) all accrued and unpaid interest up to and including the date hereof; and

               (b)  the continued delivery by the Borrower
     to the Lender of copies of all valid insurance certificates with respect to worker's compensation, general liability, umbrella liability and other insurance required pursuant to the Loan Agreement, all of which name the Lender as lender and/or loss payee with respect to Accounts Receivable, Inventory, Equipment and other corporate assets.

          3. The Borrower and each Corporate Guarantor represent that the liens on the Collateral granted to the Lender under the Loan Agreement, as amended and modified up through and including this Fourth
     Modification Agreement, continue to be valid and enforceable first lien on the Collateral.

          4. The Loan Agreement is hereby modified and amended as follows:

               (a) Article I, shall be amended and modified by inserting the following new definitions:

                              "(xx)     "Borrowing" or
     "Borrowings" shall mean a borrowing(s) consisting of Advances of the same type made on the same day by the Lender.

                              (yy) "Base Rate Loans" shall
     mean those Advances outstanding which bear interest at a rate determined by reference to the Base Rate as provided for in Section 2.4 of this Agreement.

                              (zz) "Eurodollar Affiliate"
     shall mean with respect to the Lender, the Affiliate of the Lender, if any, set forth on Schedule "A".

                              (aaa)     "Eurodollar Interest
     Period" shall mean one or more periods of time during which the Borrower may select or continue a Eurodollar Rate Loan, such funding period with respect to the Advances, to be either a one (1) month, two (2) month or three (3) month period(s), subject to availability; all as more fully subject to the provisions of Section
     2.4 of this Agreement.

                              (bbb)     "Eurodollar Interest
     Payment Date" shall mean, with respect to any Eurodollar Rate Loan, the last day of each Eurodollar
     Interest Period applicable to such loan.

                              (ccc)     "Eurodollar Interest
     Rate Determination Date" shall mean the date on which the Lender determines the Eurodollar Rate applicable to
     (i) an Advance or (ii) the continuation or conversion of Eurodollar Rate Loans. The Eurodollar Interest Rate Determination Date shall be the first day of the Eurodollar Interest Period applicable to such Borrowing, continuation or conversion.

                              (ddd)     "Eurodollar Portion"
     of any Advances shall mean at any time the portion, including the whole, of such Advance bearing interest at any time under the Eurodollar Rate.

                              (eee)     "Eurodollar Rate"
     shall mean, with respect to any Eurodollar Interest
     Period applicable to an Advance of Eurodollar Rate
     Loans, an interest rate per annum determined by the Lender obtained by dividing (i) the rate of interest determined by the Lender to be the average (rounded upward to the nearest whole multiple of one one-thousandth of one percent (1/1000 of 1%) per annum if such average is not such a multiple) of the rates per annum at which deposits in dollars are quoted to the Lender by Telerate Systems in the London interbank eurodollar market at approximately 11:00 a.m. (London time) on the Eurodollar Interest Rate Determination
     Date for a period equal to such Eurodollar Interest
     Period and in an amount substantially equal to the amount of the Eurodollar Rate Loan to be made by the Lender and to be outstanding during such Eurodollar
     Interest Period, by (ii) a percentage equal to 100% minus the Eurodollar Reserve Percentage. The
     Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Percentage. The "Eurodollar Rate" may also be expressed by the following formula:


                         [rates quoted to the Lender by
     ]
                         [Telerate Systems in the
     ]
          Eurodollar Rate   = [London interbank Eurodollar
     market]
                         [1.00 - Eurodollar Reserve
     Percentage]

          (fff)     "Eurodollar Rate Loans" shall mean those
     Advances outstanding    which bear interest at a rate
     determined by reference to the               Eurodollar
     Rate as provided for in Section 2.4 of  this Agreement.
          (ggg) "Eurodollar Rate Taxes" shall have the meaning ascribed to such term in Section 2.12(f) of this Agreement.

                           (hhh)   "Eurodollar Reserve
     Percentage" shall mean for any date that
      percentage, if any (expressed as a decimal, rounded upward to the nearest 1/100 of 1%), as determined in good faith by the Lender (which determination shall be conclusive) which is in effect on such date, as prescribed by the Federal Reserve
      Board, for determining the maximum reserve requirement
     (including, without
      limitation, any emergency, supplemental or other marginal reserve requirement)
      for a member bank of the Federal Reserve System in respect of "eurocurrency liabilities" having a term equal to the applicable Eurodollar Interest Period (on in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Eurodollar Rate Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any bank to United States residents).

          (iii)     "Funding Segment" shall mean with
     respect to an Eurodollar Rate Loan, the entire principal amount of such Eurodollar Portion to which at the time in question there is a particular Eurodollar Interest Period beginning on a particular day and ending on a particular day (By definition, each such Eurodollar Portion is at all times composed of an integral number of discrete Funding Segments and the sum of the principal amounts of all Funding Segments of any such Eurodollar Portion at any time equals the principal amount of such Eurodollar Portion at such time)."

               (b)  Article II, Section 2.4 of the Loan
     Agreement shall be deleted in its entirety and the following new Section 2.4 shall be inserted in its place and stead:

                                        "2.4 Interest Rate.
     (a) The Note shall bear interest from the date hereof on the outstanding principal amount thereof, which interest shall be payable on March 1, 1996 and (i) with respect to Base Rate Loans, on the first (1st) day of each month thereafter and upon payment of the Note in full, at an interest rate set forth in Subsection
     (b)(1) below and (ii) with respect to Eurodollar Rate Loans, in arrears, on each Eurodollar Interest Payment Date applicable to said Eurodollar Rate Loan. Interest shall be calculated on the basis of 360-day year for the actual number of days elapsed.

                                        (b)  All Advances
     shall bear interest computed daily on the outstanding principal balance thereof from the date made until paid in full at one or more of the interest rate options selected by the Borrower from between the two (2) interest rate options set for below. Subject to the provisions of this Agreement, the Borrower may select different options to apply simultaneously to different portions of the Advances and may select different Funding Segments to apply simultaneously to different parts of the Eurodollars Rate Portion of the Advances. Each selection of a rate option shall apply separately and without overlap to the Advance as a class. The aggregate number of Funding Segments applicable to the Eurodollar Portion of the Advance at any time shall not exceed $4,500,000.00.

                         Interest Rate Option for Advances:

                              (1)  Base Rate:  A fluctuating
     interest rate per annum equal to the Base Rate of the Lender for such day, in effect from time to time (such interest rate to change immediately upon any change in the Base Rate).

          (2)  Eurodollar Rate:  A fixed rate per annum for
     the applicable      Eurodollar Interest Period equal to
     two and one-quarter percent (2.25%)    over the
     Eurodollar Rate for such day. The Lender shall give prompt notice to the Borrower of the Eurodollar Rate determine d or adjusted in accordance with the provisions hereof, which determination or adjustment shall be conclusive if made in good faith"

               (c) Article II shall be amended and modified by inserting the following new provisions:

                                   "Section 2.11 Unused
     Commitment Fee. The Borrower shall pay to the Lender an unused commitment fee accruing at the r ate of one-third of one percent (0.33%) per annum from and after the date hereof until all Advances shall have been repaid in full and the Obligations are terminated, upon the average daily amount of the excess of the Revolving Loan over all Advances outstanding from time to time.

     "Section 2.12 Special Provisions Governing Eurodollar
     Rate Loans. Notwithstanding other provisions of their Agreement to the contrary, if any, the following provisions shall govern with respect to Eurodollar Rate
     Loans as to the matter covered:

                              (a)  Determination of
     Eurodollar Interest Period. By giving notice as set forth in Section 2.4(b), the Borrower shall have the option, subject to the other provision of this Section
     2.12 to specify an Eurodollar Interest Period to apply to the Borrowing of Eurodollar Rate Loans described in such notice, subject to availability. The determination of Eurodollar Interest Periods shall be subject to the following provisions:

                                        (i)  In the case of
     immediately successive Eurodollar Interest Periods applicable to an Advance of Eurodollar Rate Loans, each successive Eurodollar Interest Period shall commence on the day on which the next preceding Eurodollar Interest Period expires;

     (ii) If any Eurodollar Interest Period would otherwise expire on a day which is not a Business Day, the Eurodollar Interest Period shall be extended to expire on the next succeeding Business Day; provided, however,
     that if any such Eurodollar Interest   Period
     applicable to a Borrowing of Eurodollar Rate Loans would otherwise expire on a day which is not a Business Day but is a day of the month after which no further Business Day occurs in that month, that Eurodollar Interest Period shall expire on the immediately preceding Business Day;

     (iii)  The Borrower may not select a Eurodollar
     Interest Period for any Advance which terminates later than the Termination Date; and

     (iv) The Borrower may not select a Eurodollar Interest Period with respect to any portion of principal of a Eurodollar Rate Loan which extends beyond a date on which the Borrower is required to make a scheduled payment of any portion of portion of principal, it being understood and agreed that any Eurodollar Rate Loan whose Eurodollar Interest Period ends less than one month prior to such required principal payment date shall be deemed converted to a Base Rate Loan as of the last day of such Eurodollar Interest Period for purposes of determining whether any portion of principal of any Eurodollar Rate Loan is required in order to make a mandatory payment of principal.

                              (b)  Determination of Interest
     Rate. As soon as practicable after 12:00 noon (New York City time) on any Eurodollar Interest Rate Determination Date, the Lender shall determine (which determination shall, absent manifest error, be presumptively correct) the interest rate which shall apply to the Eurodollar Rate Loans for which an interest rate is then being determined for the applicable Eurodollar Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to the Borrower.

     (c) Interest Rate Unascertainable, Inadequate or Unfair. If, with respect to any Eurodollar Interest Period, the Lender determines that (i) deposits in Dollars (in the applicable amounts) are not being offered in the relevant market for such Eurodollar Interest Period, (ii) adequate and reasonable means do not exist for ascertaining the Eurodollar Rate, (iii) a contingency has occurred which materially and adversely affects the London interbank Eurodollar market or (iv) the effective cost to the Lender of funding a proposed Funding Segment of the Eurodollar Portion from a corresponding source of funds shall exceed the Eurodollar Rate, applicable to such Funding Segment, the Lender shall forthwith give notice thereof to the Borrower, whereupon until the Lender notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (1) the right of the Borrower to elect to have the Revolving Credit Loan bear interest based upon the Eurodollar Rate shall be suspended and (2) each outstanding Eurodollar Rate Loan shall be converted into a Base Rate Loan on the last day of the then current Eurodollar Interest Period therefor, notwithstanding any prior election by the Borrower to the contrary.

     (d) Illegality. (i) In the event that on any date the Lender shall have determined (which determination shall, absent manifest error, be final and conclusive and binding upon all parties) that the making of continuation of any Eurodollar Rate Loan has become unlawful by compliance by the Lender in good faith with any law, of an governmental authority (whether or not having the force with and whether or not failure to comply therewith would be unlawful), then, and in any such event, the Lender shall promptly give notice (by telephone promptly confirmed in writing) to the Borrower.

               (ii)  Upon the giving of the notice referred
     to in Section 2.12(d)(i) hereof, (1) the Borrower's right to request of the Lender and the Lender's obligation to make Eur o dollar Rate Loans shall be immediately suspended, and the Lender shall make a loan, as part of any requested Borrowing of Eurodollar Rate Loans, as a Base Rate Loan, which Base Rate Loan shall, for all purposes, be considered a part of such Borrowing and (2) if the affected Eurodollar Rate Loan or Loans are then outstanding, the Borrower shall immediately (or, if permitted by applicable Law, no later than the date permitted thereby, upon at least one Business Day's written notice to the Lender) convert each such Loan into a Base Rate Loan.


               (iii)  In the event that the Lender
     determines at any time following its giving of the notice referred to in Section 2.2(c) and Section
     2.12(d)(i) hereof that the Lender may lawfully make
     Eurodollar Rate Loans of the type referred to in such notice, the Lender shall promptly give notice (by telephone promptly confirmed in writing) to the Borrower of that determination, whereupon the Borrower's right to request of the Lender, and the Lender's obligation to make, Eurodollar Rate Loans shall be restored.

                                   (e)  Compensation.  In
     addition to such amounts as are required to be paid by the Borrower pursuant to this Agreement, the Borrower shall compensate the Lender, upon demand, for all losses, expenses and liabilities (including, without limitation, any loss or expense incurred by reason of the liquidation or re-employment of deposits or other funds required by the Lender to fund or maintain the Lender's Eurodollar Rate Loans to the Borrower which losses, expenses and liabilities the Lender may sustain
     (i) if for any reason a continuation of Eurodollar Rate Loans does not occur on a date specified therefor pursuant to the Borrowing Request, (ii) if any prepayment of an Eurodollar Rate Loan (including, without limitation, any pursuant to Section 2.5 or 2.6 hereof) occurs for any reason on a date which is not the last day of the applicable Eurodollar Interest Period, (iii) as a consequence of any required conversion of a Eurodollar Rate Loan to a Base Rate Loan as a result of any of the events indicated in
     Section 2.2(d), or (iv) as a consequence of any other failure by the Borrower to repay Eurodollar Rate Loans when required by the terms of this Agreement. The Lender shall deliver to the Borrower a written statement as to such losses, expenses and liabilities which statement shall be conclusive as to such amounts in the absence of manifest error.

                    (f)   Eurodollar Rate Taxes.  The
     Borrower agrees that:
                                        (i)  the Borrower
     will pay, prior to the date on which penalties attach thereto, all present and future income, stamp and other taxes, levies, or costs and charges whatsoever imposed, assessed, levied or collected on or in respect of a Eurodollar Rate Loan solely as a result of the interest rate being determined by reference to the Eurodollar Rate or the provisions of this Agreement relating to the Eurodollar Rate or the recording, registration, notarization or other formalization of any thereof or any payments of principal, interest or other amounts made on or in respect of an Advance made to the Borrower when the interest rate is determined by reference to the Eurodollar Rate (all such taxes, levies, costs and charges being hereinafter collectively called "Eurodollar Rate Taxes"); provided, however, that Eurodollar Rate Taxes shall not include net income or franchise taxes imposed by any jurisdiction. The Borrower shall also pay such additional amounts equal to increases in net income or franchise taxes attributable to payments made by the Borrowers pursuant to this clause (i). Promptly after the date on which payment of any such Eurodollar Rate Tax is due pursuant to applicable law, the Borrower will, at the request of the Lender, furnish to the Lender evidence, in form and substance satisfactory to the Lender, that the Borrower has met its obligation under this Section 2.12(f); and
                    (ii)  the Borrower will indemnify the
     Lender against, and reimburse the Lender on demand for, any Eurodollar Rate Taxes paid by the Lender in its sole discretion. The Lender shall provide the Borrower with (1) appropriate receipts for any payments or reimbursements made by the Borrower pursuant to this clause (ii) and (2) such information as may reasonably be required to indicate the basis for such Eurodollar Rate Taxes; provided, however, that if the Lender subsequently recovers, or receives a net tax benefit with respect to, any amount of Eurodollar Rate Taxes previously paid by the Borrower pursuant to this
     Section 2.12(f)(ii), the Lender shall, within thirty
     (30) days after receipt of such refund, and to the extent permitted by applicable law, pay to the Borrower the amount of any such recovery or permanent net tax benefit.

                                   (g)  Booking of
     Eurodollar Rate Loans. The Lender may make, carry or transfer Eurodollar Rate Loans at, to or for the account of, any of its branch offices, agencies or the office of a Eurodollar Affiliate of the Lender; provided, however, the Lender shall not be entitled to receive any greater amount under Sections 2.1 or 2.12(f) hereof as a result of the transfer of any such Revolving Credit Loan than the Lender would be entitled to immediately prior thereto unless (i) such transfer occurred at a time when circumstances giving rise to the claim for such greater amount did not exist and were not reasonably foreseeable in the view of the Lender and (ii) such claim would have arisen even if such transfer had not occurred.

                    (h)  Affiliates Not Obligated.  No
     Eurodollar Affiliate of the Lender shall be deemed a party to this Agreement or shall have any rights, liabilities or obligations under this Agreement."

               5.   To the best of the Borrower's and each
     of the Corporate Guarantors' knowledge, all representations and warranties contained in the Loan Documents, as amended and modified through this Fourth Modification Agreement are true, accurate and complete as of the date hereof and shall be deemed continuing representations and warranties so long as the Revolving Credit Loan shall remain outstanding.

               6.   The Borrower and each of the Corporate
     Guarantors expressly confirm and reaffirm that the release and discharge of Joule Maintenance of Bayonne, Inc. from the Corporate Guaranty does not affect the enforceability and validity of the Corporate Guaranty with respect to the Corporate Guarantors, and the Corporate Guaranty remains in full force and effect and binding against the Corporate Guarantors as a continuing guaranty of the full, prompt and unconditional payment of all present and future obligations and/or liabilities of any kind of the Borrower due and owing to the Lender, including, without limitation, the repayment in full of the Revolving Credit Loan.

               7.   All other terms and conditions of the
     Loan Documents, as amended and modified through this Fourth Modification Agreement remain in full force and effect, except as amended and modified herein, and the parties hereto hereby expressly confirm and reaffirm all of their respective liabilities, obligations, duties and responsibilities under and pursuant to said
     Loan Documents, including, without limitation, the obligations of the Corporate Guarantors under the Corporate Guaranty, as amended and modified by this Fourth Modification Agreement.

               8.   It is the intention of the parties
     hereto that this Fourth Modification Agreement shall not constitute a novation and shall in no way adversely affect or impair the lien priority of the Loan Documents. In the event this Fourth Modification Agreement, or any portion to affect the lien priority of the Loan Documents, then to the extent such instrument creates a charge upon the Loan Documents in excess of that contemplated and permitted thereby, and to the extent third parties acquiring an interest in the Loan Documents between the time of recording of the Loan Documents and the recording of this Fourth Modification Agreement are prejudiced hereby, if any, this Fourth Modification Agreement shall be void and of no force and effect; provided, however, that notwithstanding the foregoing, the parties hereto, as between themselves, shall be bound by all terms and conditions hereof until all indebtedness evidenced by the Revolving Note shall have been paid in full and the Revolving Credit Loan terminated.

               9.   The Borrower and the Corporate
     Guarantors do hereby:

                    (a)  ratify, confirm and acknowledge
     that, as amended and modified hereby, the Loan
     Documents continue to be valid, binding and in full force and effect;

                    (b)  covenant and agree to perform all
     of their respective obligations contained in the Loan
     Documents, as amended and modified hereby;

                    (c)  represent and warrant that, after
     giving effect to the transactions contemplated by this Fourth Modification Agreement, no Event of Default (as such term is defined in the Loan Agreement), exists or will exist upon the delivery of notice, passage of time, or both;

                    (d)  acknowledge and agree that nothing
     contained herein and no actions taken pursuant to the terms hereof are intended to constitute a novation of the Revolving Note and the Revolving Credit Loan, or any waiver of the other Loan Documents, and do not constitute a release, termination or waiver of any of the liens, security interests or rights or remedies granted to the Lender under the Loan Documents, all of which liens, security interests, rights or remedies are hereby ratified, confirmed and continued as security for the Revolving Credit Loan, as amended and modified hereby; and

                    (e)  acknowledge and agree that the
     failure by the Borrower and/or the Corporate Guarantors to comply with or perform any of their respective covenants, agreements or obligations contained herein shall constitute an Event of Default under the Loan Agreement.

          IN WITNESS WHEREOF, the parties have caused this Fourth Modification Agreement to be duly executed, sealed and attested and/or witnessed, as appropriated, and delivered, all as of the day and year first above written.


     [SEAL]                                  JOULE, INC.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President


     [SEAL]                                  JOULE
     MAINTENANCE ATTEST:
     CORPORATION



     By:
     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 GIBBSTOWN, INC.


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     ENGINEERING CORP.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President







     [SEAL]                                  JOULE TECHNICAL

     ATTEST:                                 CORPORATION



                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     TEMPORARIES
     ATTEST:                                 CORPORATION


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 NEW YORK, INC.


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 MARYLAND, INC.


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  TIGER
     MAINTENANCE, INC.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President






                                             UNITED JERSEY
     BANK


                                             By:

                                                  Craig A.
     Pasko
                                                  Vice
     President
     STATE OF NEW JERSEY      :

                         :  ss.
     COUNTY OF MIDDLESEX :

          BE IT REMEMBERED, that on this ____ day of April, 1996, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Craig A. Pasko, who, I am satisfied is the person who executed the within Instrument, as the Assistant Vice President of United Jersey Bank, the corporation named therein, and I having first made know to him the contents thereof, he did thereupon acknowledge that the said Instrument made by the said corporation and sealed with its corporate seal and delivered by him as such officer, is the voluntary act and deed of said corporation, made by virtue of authority from its Board of Directors, for the uses and purposes therein expressed.


                              Notary Public of the State of
     New Jersey

     STATE OF NEW JERSEY      :
                         :    ss.
     COUNTY OF MORRIS         :

          BE IT REMEMBERED, that on this ____ day of April, 1996, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Emanuel N. Logothetis, who, I am satisfied is the person who executed the within Instrument, as the President of United Joule, Inc.,
     Joule Maintenance Corporation, Joule Maintenance of
     Gibbstown, Inc., Joule Engineering Corp., Joule
     Technical Corporation, Joule Temporaries Corporation,
     Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc. and Tiger Maintenance, Inc., the corporations named therein, and I having first made know to him the contents thereof, he did thereupon acknowledge that the said Instrument made by said corporations and sealed with their corporate seals and delivered by him as such officer, is the voluntary act and deed of said corporations, made by virtue of authority from their respective Boards of Directors, for the uses and purposes therein expressed.


                              Notary Public of the State of
     New Jersey
     SCHEDULE "A"

     ATTACHED TO AND MADE A PART OF THAT CERTAIN
     FOURTH MODIFICATION AND EXTENSION AGREEMENT,
     EXECUTED BY AND AMONG, INTER ALIA, JOULE, INC., AS
     THE BORROWER, AND UNITED JERSEY BANK, AS THE LENDER
     DATED AS OF FEBUARY 6, 1996

     List of Eurodollar Affiliates

     NONE

     EXHIBIT 4.1c








     FIFTH MODIFICATION AND EXTENSION AGREEMENT

     by and among

     JOULE, INC.
     as the Borrower

     and

     JOULE MAINTENANCE CORPORATION,
     JOULE MAINTENANCE OF GIBBSTOWN, INC.
     JOULE ENGINEERING CORP.,
     JOULE TECHNICAL CORPORATION,
     JOULE TEMPORARIES CORPORATION,
     JOULE MAINTENANCE OF NEW YORK, INC.,
     JOULE MAINTENANCE OF MARYLAND, INC., and
     TIGER MAINTENANCE, INC.,
     collective, as the Corporate Guarantors

     and

     UNITED JERSEY BANK
     as the Lender

     Dated: as of May 31, 1996


        FIFTH MODIFICATION AND EXTENSION AGREEMENT


          THIS FIFTH MODIFICATION AND EXTENSION AGREEMENT
     (including all amendments, modifications and supplements is hereinafter referred to as the "Fifth
     Modification Agreement"), is made as of this 31st day of May, 1996, by and among

          JOULE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as the "Borrower"),

          AND

          JOULE MAINTENANCE CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance Corporation"),

          AND

          JOULE MAINTENANCE OF GIBBSTOWN, INC., a
     corporation duly organized, validly existing and in good standing under the laws of the State of New
     Jersey, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837
     (hereinafter referred to as "Joule Maintenance of Gibbstown, Inc."),

          AND

          JOULE ENGINEERING CORP., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Engineering Corp."),

          AND

          JOULE TECHNICAL CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of Virginia, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Technical Corporation"),

          AND

          JOULE TEMPORARIES CORPORATION, a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1
     South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Temporaries Corporation"),
          AND

          JOULE MAINTENANCE OF NEW YORK, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New York, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of New York, Inc."),

          AND

          JOULE MAINTENANCE OF MARYLAND, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as "Joule Maintenance of Maryland, Inc."),

          AND

          TIGER MAINTENANCE, INC., a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey, having its principal executive office located at 1245 Route 1 South, Edison, New Jersey 08837 (hereinafter referred to as the "Tiger Maintenance Inc." and hereinafter Joule Maintenance Corporation, Joule Maintenance of Gibbstown, Inc., Joule Engineering Corp., Joule Temporaries Corporation, Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc. and Tiger Maintenance, Inc. shall be collectively referred to as the "Corporate Guarantors"),

          AND

          UNITED JERSEY BANK, having an office located at Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837, being a banking corporation duly organized and validly existing under the laws of the State of New Jersey (hereinafter referred to as the "Lender").W I T N E S S E T H:

          WHEREAS, on or about February 20, 1991, the Borrower requested and the Lender agreed to make a revolving credit loan in the aggregate principal amount of up to Four Million and 00/100 ($4,000,000.00)
     Dollars for the purposes of (i) refinancing certain of the Borrower's then existing indebtedness to First Fidelity Bank, National Association and (ii) financing the general working capital requirements of the Borrower (hereinafter referred to as the "Revolving Credit Loan"), all as more fully provided for in that certain Loan and Security Agreement dated February 20, 1991, executed by and between the Borrower and the Lender (hereinafter referred to as the "Loan Agreement"); and

          WHEREAS, the Revolving Credit Loan is evidenced by a certain Revolving Note dated February 20, 1991, executed by the Borrower, as the maker, and delivered to the Lender, as the payee, in the original aggregate principal amount of the Revolving Credit Loan (hereinafter referred to as the "Revolving Note"); and

          WHEREAS, pursuant to the Loan Agreement, the Borrower, each of the Corporate Guarantors granted to the Lender a valid first lien security interest in and to certain Collateral, as more fully and accurately described in the Loan Agreement; and

          WHEREAS, as of February 20, 1991, Emanuel N.
     Logothetis, as the guarantor (hereinafter referred to as the "Individual Guarantor"), executed and delivered to the Lender, as the lender, a certain Individual Guaranty, pursuant to which the Individual Guarantor agreed to guaranty the full, prompt and unconditional payment of when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving Credit Loan (hereinafter referred to as the "Individual Guaranty"); and

          WHEREAS, as of February 20, 1991, each Corporate
     Guarantor, collectively as the guarantor, executed and delivered to the Lender, as the lender, a separate
     Corporate Guaranty, pursuant to which each Corporate
     Guarantor agreed to guaranty the full, prompt and unconditional payment of when due of any and all present and future obligations or liabilities of any kind of the Borrower owing to the Lender, including, without limitation, repayment in full of the Revolving
     Credit Loan (hereinafter referred to as the "Corporate
     Guaranty"); and

          WHEREAS, on January 17, 1991, the Borrower, as the assignor, delivered to the Lender, as the assignee, a certain Assignment of Life Insurance Policy as Collateral with respect to that certain life insurance policy no. U01426631 issued by the Hartford Insurance Company upon the life of the Individual Guarantor (hereinafter referred to as the "Assignment #1"), as collateral security for the Borrower's obligations under the Loan Agreement; and

          WHEREAS, on February 20, 1991, Joule Maintenance Corporation, as successor-in-interest to Joule Maintenance Corp., as the assignor, executed and delivered to the Lender, as the assignee, a certain Collateral Assignment of Contract Proceeds with respect to that certain contract between Joule Maintenance Corporation and the United States Government identified as Contract No. DAHC21-85-C-0021 (hereinafter referred to as the "Assignment #2"), as collateral security for the repayment of the liabilities and obligations of Joule Maintenance Corporation to the Lender under the Loan Agreement and the Corporate Guaranty; and

          WHEREAS, on September 1, 1991, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Promissory Note for the purpose of extending the term of the Revolving Credit Loan from the then current maturity date of September 1, 1991, to a new maturity date of January 15, 1992 (hereinafter referred to as the "Extension Agreement #1"); and

          WHEREAS, on January 15, 1992, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the then current maturity date of January 15, 1992 to a new maturity date of January 31, 1993 (hereinafter referred to as the "Extension Agreement #2"); and

          WHEREAS, on January 31, 1993, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the then current maturity date of January 31, 1993 to a new maturity date of January 31, 1994 (hereinafter referred to as the "Extension Agreement #3"); and

          WHEREAS, on January 31, 1994, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Master Advance Note for the purpose of extending the term of the Revolving Credit Loan from the then current maturity date of January 31, 1994 to a new maturity date of March 31, 1994 (hereinafter referred to as the "Extension Agreement #4"); and

          WHEREAS, on March 31, 1994, the Borrower, the Corporate Guarantors, the Individual Guarantor and the Lender entered into a certain First Modification and Extension Agreement for the purposes of (i) in Article I, Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the then current Termination Date of "March 31, 1994" to a new Termination Date of "January 31, 1995"; (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to "4365 Route 1 South, Princeton, New Jersey 08540";
     (iii) providing for a mutual waiver of jury trial; and
     (iv) providing for semi-annual audits of Collateral (hereinafter referred to as the "First Modification Agreement"); and
          WHEREAS, on March 31, 1994, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain First Allonge to $4,000,000.00 Revolving Note for the purposes of (i) extending the maturity date of the Revolving Note from the then current maturity date of "March 31, 1994" to a new maturity date of "January 31, 1995" and (ii) amending and modifying the Lender's address from the old address of "630 Franklin Boulevard, Somerset, New Jersey 08875" to "4365 Route 1 South, Princeton, New Jersey 08540" (hereinafter referred to as the "First Allonge"); and

          WHEREAS, as of January 31, 1995, the Borrower, the Corporate Guarantors, the Individual Guarantor and the Lender entered into a certain Second Modification and Extension Agreement (hereinafter referred to as the "Second Modification Agreement") for the purposes of
     (i) in Article I, Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the then current Termination Date of "January 31, 1995" to a new Termination Date of "January 31, 1996";
     (ii) in Article II, Section 2.4 of the Loan Agreement, decreasing the interest rate from the existing interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to a new interest rate of "Base Rate plus one percent (1.0%) per annum"; (iii) amending and modifying the Lender's audits of Collateral from semi-annual audits of Collateral to annual audits of Collateral; and (iv) amending and modifying the Lender's name from the existing name of "United Jersey Bank/Central, N.A." to the new name of "United Jersey Bank"; and

          WHEREAS, as of January 31, 1995, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Second Allonge to $4,000,000.00 Revolving Note for the purposes of (i) extending the maturity date of the Revolving Note from the then current maturity date "January 31, 1995" to a new maturity date of "January 31, 1996"; (ii) decreasing the interest rate from the existing interest rate of "Base Rate plus one and one-half percent (1.5%) per annum" to the new interest rate of "Base Rate plus one percent (1.0%) per annum"; and (iii) amending and modifying the name of the Lender from the Lender's existing name of "United Jersey Bank/Central, N.A." to the Lender's new name of "United Jersey Bank" (hereinafter referred to as the "Second Allonge"); and

          WHEREAS, on August 23, 1995, the Borrower, the Corporate Guarantors and the Lender entered into a certain Third Modification and Extension Agreement (hereinafter referred to as the "Third Modification Agreement") for the purposes of (i) in Article I,
     Section 1.1 of the Loan Agreement, increasing the original aggregate principal amount of the Revolving Credit Loan from the existing aggregate principal amount of "$4,000,000.00" to the new increased aggregate principal amount of "$4,500,000.00"; (ii) in
     Article I, Section 1.1 of the Loan Agreement, extending the Termination Date of the Revolving Note from the then current Termination Date of "January 31, 1996" to a new Termination Date of "May 31, 1996"; (iii) in
     Article II, Section 2.2 of the Loan Agreement, providing for the issuance of Letters of Credit; (iv) providing for a new section of the Loan Agreement,
     Section 5.23, which provides for the Borrower's Maximum Debt to Tangible Net Worth Ratio of 2.0 -to- 1.0; (v) in Article V of the Loan Agreement, providing for a new section, Section 5.24, which provides for the Borrower's Maximum Debt Service Coverage Ratio of 1.5 -to- 1.0; (vi) providing for a release of the Individual Guarantor from the Individual Guaranty; and
     (vii) amending and modifying the Lender's address from the existing address of "4365 Route 1 South, Princeton, New Jersey 08540" to a new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837"; and

          WHEREAS, on August 23, 1995, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Third Allonge to $4,000,000.00 Revolving Note for the purposes of (i) increasing the original aggregate principal amount of the Revolving Credit Loan from the existing aggregate principal amount of "$4,000,000.00" to a new increased aggregate principal amount of "4,500,000.00"; (ii) extending the maturity date of the Revolving Note from the then current maturity date of "January 31, 1996" to a new maturity date of "May 31, 1996"; and (iii) amending and modifying the Lender's address from the existing address of "4365 Route 1 South, Princeton, New Jersey 08540" to a new address of "Raritan Plaza II, Fieldcrest Avenue, Edison, New Jersey 08837" (hereinafter referred to as the "Third Allonge"); and

          WHEREAS, Joule Maintenance Corp. and Joule
     Maintenance of Bayonne, Inc. were merged and consolidated and Joule Maintenance Corporation is the successor-in-interest to both companies; and

          WHEREAS, on February 6, 1996, the Borrower, the Corporate Guarantors and the Lender entered into a certain Fourth Modification and Extension Agreement (hereinafter referred to as the "Fourth Modification Agreement") for the purposes of (i) in Article I,
     Section 1.1 of the Loan Agreement, providing for the definition of "Borrowing"; (ii) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Affiliate"; (iii) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Period"; (iv) in Article I,
     Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Payment Date"; (v) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Eurodollar Interest Rate Determination Date"; (vi) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Portion"; (vii) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Rate"; (viii) in Article I, Section 1.1 of the Loan Agreement, providing of the definition of "Eurodollar Rate Loans"; (ix) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Rate Taxes"; (x) in Article I, Section
     1.1 of the Loan Agreement, providing for the definition of "Eurodollar Reserve Percentage"; (xi) in Article I, Section 1.1 of the Loan Agreement, providing for the definition of "Funding Segment"; (xii) in Article II,
     Section 2.4 of the Loan Agreement, deleting the existing Section 2.4 and inserting a new Section 2.4 which provides that the Borrower may select an interest rate from the interest rate options between either (1) the Base Rate option or (2) the Eurodollar Rate Option;
     (xiii) in a new section of Article II of the Loan Agreement, Section 2.11, providing for the Borrower's payment of an unused commitment fee; and (xiv) in a new section of Article II of the Loan Agreement,
     Section 2.12, providing for the special provisions governing Eurodollar Rate Loans; and

          WHEREAS, on February 6, 1996, the Borrower, as the maker, executed and delivered to the Lender, as the payee, a certain Fourth Allonge to $4,000,000.00 Revolving Note for the purpose of deleting the existing Paragraph 2 of the Revolving Note and inserting a new Paragraph 2 which provides that the interest rate to be charged on the outstanding aggregate principal amount of the Loan shall be set forth in Article II, Section
     2.4 of the Loan Agreement (hereinafter referred to as the "Fourth Allonge"); and

          WHEREAS, as of even date herewith, the Borrower, as the maker, has executed and delivered to the Lender, as the payee, a certain Fifth Allonge to $4,000,000.00 Revolving Note for the purpose of extending the maturity date of the Revolving Note from the existing maturity date of "May 31, 1996" to a new maturity date of "May 31, 1997" (hereinafter referred to as the "Fifth Allonge"); and

          WHEREAS, as of even date herewith, the Borrower, the Corporate Guarantors and the Lender have agreed to enter into this Fifth Modification and Extension
     Agreement (hereinafter referred to as the "Fifth
     Modification Agreement") for the purpose of in Article
     I, Section 1.1 of the Loan Agreement, extending the
     Termination Date of the Revolving Note from the existing Termination Date of "May 31,1996" to a new
     Termination Date of "May 31, 1997"; and

          WHEREAS, all words and terms not defined herein shall have the meaning as contained in the Loan
     Agreement, as amended and modified up through and including the Fourth Modification Agreement; and

          WHEREAS, the aforesaid Revolving Note, the Loan Agreement, the Corporate Guaranty, the Assignment #1, the Assignment #2, the Extension Agreement #1, the Extension Agreement #2, the Extension Agreement #3, the Extension Agreement #4, the First Allonge, the First Modification Agreement, the Second Allonge, the Second Modification Agreement, the Third Allonge, the Third Modification Agreement, the Fourth Allonge, the Fourth Modification Agreement, the Fifth Allonge and any and all of the documents, agreements, certificates and instruments executed in connection herewith shall be hereinafter collectively referred to as the "Loan Documents"; and

          NOW, THEREFORE, in consideration of these premises and the mutual representations, covenants and agreements of the Borrower, the Corporate Guarantors and the Lender, each party binding itself and its successors and assigns, does hereby promise, covenant and agree as follows:

          1. There is, as of May 31, 1996, presently due and owing on the Revolving Note the principal sum $2,598,000.00, without defense, offset or counterclaim, all of which are hereby expressly waived by the Borrower and the Corporate Guarantors as of the date hereof. The foregoing principal balance is allocated as follows: (a) $2,498,000.00 for outstanding Advances of direct loans under the Note and (b) $46,000.00 for Letters of Credit.

          2. By execution hereof, the Borrower and the Corporate Guarantors acknowledge and agree that the Lender's consent to enter into this Fifth Modification
     Agreement is contingent upon the following:

               (a)  the payment by the Borrower of all
     costs, expenses and fees of the transaction contemplated by this Fifth Modification Agreement, including, but not limited to (i) all search costs and expenses, (ii) all fees and expenses of the Lender's attorneys and (iii) all accrued and unpaid interest up to and including the date hereof; and

               (b)  the continued delivery by the Borrower
     to the Lender of copies of all valid insurance certificates with respect to worker's compensation, general liability, umbrella liability and other insurance required pursuant to the Loan Agreement, all of which name the Lender as lender and/or loss payee with respect to Accounts Receivable, Inventory, Equipment and other corporate assets.

          3.   To the best of the Borrower's and each
     Corporate Guarantor's knowledge, the Borrower and each Corporate Guarantor represent that the liens on the Collateral granted to the Lender under the Loan
     Agreement, as amended and modified up through and including this Fifth Modification Agreement, continue to be valid and enforceable first lien on the Collateral.

          4. The Loan Agreement, as previously amended and modified, is hereby further amended and modified, as follows:

               Article I, Section 1.1 (ll) of the Loan
     Agreement shall be amended and modified by deleting the existing Termination Date of "May 31, 1996" and inserting the new Termination Date of "May 31, 1997" in its place and stead.

          5. The Loan Documents, as previously amended and modified, are hereby further amended and modified to delete any and all references to the existing maturity date of the Revolving Credit Loan of "May 31, 1996" and to insert in its place and stead a new maturity date of "May 31, 1997".

          6. To the best of the Borrower's and each of the Corporate Guarantors' knowledge, all representations and warranties contained in the Loan Documents, as amended and modified through this Fifth Modification Agreement are true, accurate and complete as of the date hereof and shall be deemed continuing representations and warranties so long as the Revolving Credit Loan shall remain outstanding.

          7. All other terms and conditions of the Loan Documents, as amended and modified through this Fifth Modification Agreement remain in full force and effect, except as amended and modified herein, and the parties hereto hereby expressly confirm and reaffirm all of their respective liabilities, obligations, duties and responsibilities under and pursuant to said Loan Documents, including, without limitation, the obligations of the Corporate Guarantors under the Corporate Guaranty, as amended and modified by this Fifth Modification Agreement.

          8. It is the intention of the parties hereto that this Fifth Modification Agreement shall not constitute a novation and shall in no way adversely affect or impair the lien priority of the Loan Documents. In the event this Fifth Modification Agreement, or any portion to affect the lien priority of the Loan Documents, then to the extent such instrument creates a charge upon the Loan Documents in excess of that contemplated and permitted thereby, and to the extent third parties acquiring an interest in the Loan Documents between the time of recording of the Loan Documents and the recording of this Fifth Modification Agreement are prejudiced hereby, if any, this Fifth Modification Agreement shall be void and of no force and effect; provided, however, that notwithstanding the foregoing, the parties hereto, as between themselves, shall be bound by all terms and conditions hereof until all indebtedness evidenced by the Revolving Note shall have been paid in full and the Revolving Credit Loan terminated.

          9. The Borrower and the Corporate Guarantors do hereby:

               (a) ratify, confirm and acknowledge that, as amended and modified hereby, the Loan Documents continue to be valid, binding and in full force and effect;

               (b)  covenant and agree to perform all of
     their respective obligations contained in the Loan
     Documents, as amended and modified hereby;

               (c) represent and warrant that, after giving effect to the transactions contemplated by this Fifth Modification Agreement, no "Event of Default" (as such term is defined in the Loan Agreement), exists or will exist upon the delivery of notice, passage of time, or both;

               (d)  acknowledge and agree that nothing
     contained herein and no actions taken pursuant to the terms hereof are intended to constitute a novation of the Revolving Note and the Revolving Credit Loan, or any waiver of the other Loan Documents, and do not constitute a release, termination or waiver of any of the liens, security interests or rights or remedies granted to the Lender under the Loan Documents, all of which liens, security interests, rights or remedies are hereby ratified, confirmed and continued as security for the Revolving Credit Loan, as amended and modified hereby; and

               (e)  acknowledge and agree that the failure
     by the Borrower and/or the Corporate Guarantors to comply with or perform any of their respective covenants, agreements or obligations contained herein shall constitute an Event of Default under the Loan
     Agreement.
          IN WITNESS WHEREOF, the parties have caused this Fifth Modification Agreement to be duly executed, sealed and attested and/or witnessed, as appropriated, and delivered, all as of the day and year first above written.


     [SEAL]                                  JOULE, INC.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President


     [SEAL]                                  JOULE
     MAINTENANCE ATTEST:
     CORPORATION



                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 GIBBSTOWN, INC.


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     ENGINEERING CORP.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President







     [SEAL]                                  JOULE TECHNICAL

     ATTEST:                                 CORPORATION



                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     TEMPORARIES
     ATTEST:                                 CORPORATION


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 NEW YORK, INC.


          By:
     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  JOULE
     MAINTENANCE OF
     ATTEST:                                 MARYLAND, INC.


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President

     [SEAL]                                  TIGER
     MAINTENANCE, INC.
     ATTEST:


                                             By:

     Bernard G. Clarkin
     Emanuel N. Logothetis
     Secretary                                    President






                                             UNITED JERSEY
     BANK


                                             By:

                                                  Craig A.
     Pasko
                                                  Vice
     PresidentSTATE OF NEW JERSEY       :

                         :  ss.
     COUNTY OF MIDDLESEX :

          BE IT REMEMBERED, that on this ____ day of June, 1996, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Craig A. Pasko, who, I am satisfied is the person who executed the within Instrument, as the Assistant Vice President of United Jersey Bank, the corporation named therein, and I having first made know to him the contents thereof, he did thereupon acknowledge that the said Instrument made by the said corporation and sealed with its corporate seal and delivered by him as such officer, is the voluntary act and deed of said corporation, made by virtue of authority from its Board of Directors, for the uses and purposes therein expressed.



                              Notary Public of the State of
     New Jersey

     STATE OF NEW JERSEY      :
                         :    ss.
     COUNTY OF MORRIS         :

          BE IT REMEMBERED, that on this ____ day of June, 1996, before me, the subscriber, an officer duly authorized pursuant to N.J.S.A. 46:14-6 to take acknowledgments for use in the State of New Jersey, personally appeared Emanuel N. Logothetis, who, I am satisfied is the person who executed the within Instrument, as the President of United Joule, Inc.,
     Joule Maintenance Corporation, Joule Maintenance of
     Gibbstown, Inc., Joule Engineering Corp., Joule
     Technical Corporation, Joule Temporaries Corporation,
     Joule Maintenance of New York, Inc., Joule Maintenance of Maryland, Inc. and Tiger Maintenance, Inc., the corporations named therein, and I having first made know to him the contents thereof, he did thereupon acknowledge that the said Instrument made by said corporations and sealed with their corporate seals and delivered by him as such officer, is the voluntary act and deed of said corporations, made by virtue of authority from their respective Boards of Directors, for the uses and purposes therein expressed.



                              Notary Public of the State of
     New Jersey



                                                  EXHIBIT 13


       Annual
     Report
        1996
     JOULE' INC and SUBSIDIARIES
     COMPANY and INDUSTRY OVERVIEW

     JOULE' is a publicly owned American Stock Exchange technical staffing services company, founded over 30 years ago, that specializes in changing the "fixed overhead" of Fortune 500 companies into "variable overhead" through outsourcing of non-core staffing needs.

     Outsourcing allows a company to turn over various support positions to specialized outside vendors so that it can concentrate on building and managing its core business. At the same time it enjoys the benefit of a more variable cost structure along with improved quality since the outsourcing vendor must be competitive as well as specialized in its field. Today's global economy demands that companies constantly strive to become more efficient and flexible in order to survive and prosper.

     JOULE' accomplishes this by supplying thousands of employees each year to its customers who are billed on an hourly basis. The staffing services business markets through thirteen branches, mainly in the New Jersey area, using the trademarks "JOULE' Technical Staffing Services", "JOULE' Industrial Services" and "People Providers".

     As companies have re-engineered their operations, market opportunities have continued to develop for JOULE'. More and more companies in an increasing number of industries are seeking the advantages of outsourcing staffing, thereby improving the quality of their support services while also better controlling their costs. JOULE' believes this trend toward outsourcing will continue to offer excellent growth opportunities for us in the future.


     Contents

          1    Selected Financial Information

          2    Letter to Shareholders

          4    Management's Discussion and Analysis of
     Financial Condition and Results of Operations

          6    Financial Statements

          12   Accountants' Report and Stock Market
     Information

          IBC  Corporate Data

     Joule' Inc. and Subsidiaries

     CAPTION>
     Selected Financial Information

               Year Ended September 30,
               1996 1995 1994 1993 1992
               (In thousands, except per share data)
     Revenues                $48,449           $43,641
      $36,216           $ 32,123          $29,377
     Net Income (Loss)        1,026                   938
                 710              (3,376)(1)           461
     Net Income (Loss) Per Share     0.28
     0.26                0.20                (0.93)(1)
      0.13
     Total Assets                          10,809
      10,802              8,576                6,508
       11,636
     Long Term Debt                        431
        456                 424                     --
                --
     Total Liabilities                      5,710
        6,883              5,609                 4,251
         6,003

     (1) Includes a non-recurring net charge of $3,955,000 or $1.10 per share (after a related tax benefit of $2,026,000) to eliminate the carrying value of claims with a U.S. Government Agency.

     JOULE' INC. And SUBSIDIARIES
     TO OUR SHAREHOLERS


     Fiscal 1996 was a year of growth for JOULE'. We achieved record revenues for the fifth consecutive year and continued to invest in our future through the expansion of our infrastructure, further development of our markets, and greater strategic positioning to capitalize on new opportunities in the years to come.

     Revenues for fiscal 1996 were $48.4 million, an increase of 11 percent from fiscal 1995 revenues of $43.6 million. This increase has put our five-year compound average growth in revenues at 16 percent. Net income also continued to improve for fiscal 1996 to $1.0 million, or $0.28 per share, from $938,000, or $0.26 per share, for fiscal 1995. Excluding a non-recurring charge in fiscal 1993 for the write-off of claims against a U.S. government agency, earnings have grown every year since fiscal 1990.

     We achieved earnings growth in fiscal 1996 despite the completion of certain work during the fourth quarter that carried lower than expected margins. We have focused on reducing this type of work, which constitutes less than 10 percent of our business. Financial results for fiscal 1996 also reflect recent investments in our infrastructure to support the much higher level of business that we are striving to achieve. Over the past two years we have significantly expanded our training facilities, installed new telecommunications and computer systems that link our branches together, and further strengthened our management ranks.
     In fiscal 1996, we refined JOULE' s business strategy and focused on outstanding areas of opportunity. We are dedicated to continue developing JOULE' into the premier regional provider of staffing services, primarily in the technical areas of engineering, design, scientists, and lab technicians.

     More companies are looking to JOULE' for skilled professionals that can meet their specialized needs. We have been successful in providing high value-added services for major companies in several industries, including the pharmaceutical, petroleum refining, and telecommunications industries. Our capabilities and services were recognized in fiscal 1996 when a major pharmaceutical company selected JOULE' over national temporary service providers to be the primary vendor for its technical staffing needs. As the vendor-on-premise for this company, we will provide our client assistance in integrating our temporary technical staff into their operations with an on-site representative. This appointment is a major breakthrough for a regional staffing company, as more large companies are moving toward this concept for their staffing service needs. This new relationship will havea positive impact on our fiscal 1997 results, and we are optimistic that it will help us extend our reach to other major companies to secure additional primary vendor and vendor-on-premise appointments.

     In addition to pursuing growth internally, the Company is also exploring business opportunities through strategic alliances including mergers and acquisitions. In fiscal 1996, two outstanding financial professionals joined JOULE' s board of directors. We are confident that these individuals will enhance our company with their financial acumen and extensive business experience.

     We have made significant progress during fiscal 1996 and are optimistic about our potential for further growth. The Company continues to strengthen its competitive edge as we focus on developing our core strength as a technical staffing services company. This niche market holds significant promise for us within the multi-billion dollar staffing industry, even as some sectors of the industry are experiencing increasing competitive pressures.

     I wish to thank our shareholders for their continued support, and our dedicated employees for making fiscal
     1996 a success and positioning the Company for further growth and development in fiscal 1997 and beyond.



     Emanuel N. Logothetis
     Chairman, President and Chief Executive Officer

     Joule' Inc. and Subsidiaries

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Results of Operations
     The following table sets forth the percentage relationship of certain items in the Company's consolidated statements of income:

                Year Ended September 30,

      1996                1995                 1994
     Revenues
     100.0%           100.0%             100.0%
     Costs, expenses and other
        Cost of services
     83.2                 83.1                 84.1
        Selling, general & administrative
            expenses
        12.9                 12.5                 12.4
        Interest expense
      0.6                   0.9                   0.7
        Other
             --                    0.1                    --
     Income before income tax provision         3.3
            3.4                   2.8
     Income tax provision
     1.2                  1.3                   0.8
     Net income
        2.1                 2.1                   2.0

     The Company's revenues are derived from providing staffing services to its customers. Revenues increased 11% to $48.4 million in fiscal 1996, from $43.6 million in 1995. 1995 revenues were 21% higher than in 1994 when they amounted to $36.2 million. Over 90% of revenue in each year is billed on a cost plus basis. Such services include providing office and light industrial workers, engineering and technical personnel, and skilled craft industrial plant and facility maintenance labor. Office and light industrial revenue increased 10% to $15.0 million in 1996 from $13.6 million in 1995, following a 25% increase in 1995 over 1994 revenue of $10.9 million. Engineering and technical staffing revenue was $11.6 million in 1996, a 32% increase over 1995 revenue of $8.8 million. This followed a 35% increase over 1994 revenue of $6.5 million. Skilled craft revenue increased 3% in 1996 to $21.9 million, while 1995 revenue of $21.2 million represented a 13% increase over 1994 revenue of $18.8 million. The increases in revenue during these years were attributable to increased demand for such services. The demand for technical skills has been the major source of such growth in recent years and the Company intends to continue to pursue existing and new niches with technical requirements in particular.

     Cost of services was 83.2% of revenue in fiscal 1996 compared to 83.1% of revenue in 1995 and 84.1% in 1994. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services. Selling, general and administrative expenses amounted to $6.2 million in 1996, compared to $5.4 million in 1995 and $4.5 million in 1994. Such expenses were 12.9%, 12.5%, and 12.4% of revenues in 1996, 1995 and 1994, respectively. The increase in 1996 reflects additional expenses in anticipation of higher sales levels that did not materialize. Selling, general and administrative expenses include the salaries and related costs of staff employees, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to maintaining the Company's branch offices.

     Interest expense decreased to $311,000 in 1996 from $396,000 in 1995 as average borrowings, as well as interest rates, decreased. Lower average borrowing and lower interest rates in 1994 than 1995 resulted in lower interest expense of $269,000. The effective tax rate was 37% in 1996, 38% in 1995 and 30% in 1994. The lower rate in 1994 was principally due to greater utilization of loss carry forwards and job tax credits. As a result of the above, net income increased to $1,026,000 or $0.28 per share in 1996 compared with net income of $938,000 or $0.26 per share in 1995, and $710,000 or $0.20 per share in 1994.

     Liquidity and Capital Resources
     Current assets at September 30, 1996 were $8,623,000 as compared to $8,902,000 at September 30, 1995 and current liabilities were $5,279,000 compared to $6,427,000 as of September 30, 1995. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's prime rate with a LIBOR plus two and one quarter percent option; $2,343,000 was outstanding under this line as of September 30, 1996.

     The Company invested approximately $220,000 in new computer related systems as well as $280,000 in vehicles during 1996. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

     Joule' Inc. and Subsidiaries

     Consolidated Statements of Income

         Year Ended September 30,

             1996                1995                 1994
     Revenues
     $48,449,000     $43,641,000      $36,216,000
     Costs, Expenses, and Other:
          Cost of services
     40,293,000        36,245,000       30,456,000
          Selling, general and administrative
              expenses
     6,231,000         5,434,000        4,496,000
          Interest expense
        311,000           396,000               269,000
          Other
           (13,000)              53,000
     (19,000)
     Income Before Income Tax Provision    1,627,000
     1,513,000        1,014,000
     Income Tax Provision (Note 5)            601,000
      575,000               304,000
     Net Income
     $ 1,026,000    $     938,000   $      710,000
     Net Income Per Common Share                  $0.28
               $0.26                 $0.20
     Average Number of Shares and
          Equivalents Outstanding
     3,651,000      3,628,000        3,623,000

     See accompanying notes to consolidated financial statements.

     Joule' Inc. and Subsidiaries
     Consolidated Balance Sheets



              September 30,
     Assets
                                                 1996
                1995
     Current Assets:
          Cash
                           $      175,000     $
     70,000
          Accounts receivable, less allowance for doubtful
     accounts
               of $217,000 and $140,000 in 1996 and 1995,
               respectively (Note 7)
                                 8,128,000  8,514,000
          Prepaid expenses and other current assets
               320,000     318,000
                         Total Current Assets
                              8,623,000     8,902,000
     Property and Equipment, Net of Accumulated Depreciation
     of
          $2,844,000 and $2,470,000 in 1996 and 1995,
     respectively     2,019,000      1,698,000
     Goodwill
                                  108,000      132,000
     Other Assets
                                         59,000       70,000

                                  $10,809,000
     $10,802,000
     Liabilities and Stockholders' Equity
     Current Liabilities:
          Loans payable to bank
                        $ 2,343,000          $4,105,000
          Accounts payable and accrued expenses
                  1,817,000 1,137,000
          Accrued payroll and related taxes
                         1,094,000    1,083,000
          Income taxes
                                          --         77,000
          Current portion of long term debt
                              25,000       25,000
                         Total Current Liabilities
                                   5,279,000    6,427,000
     Long Term Debt
                           431,000       456,000
                         Total Liabilities
                                     5,710,000  6,883,000
     Stockholders' Equity:
          Preferred stock, $.01 par value:
               Authorized 500,000 shares, none outstanding
                                    --
     --
          Common stock, $.01 par value:
               Authorized 10,000,000 shares-issued 3,807,000
     and
                    3,760,000 shares in 1996 and 1995,
     respectively                38,000     38,000
          Paid-in capital
                                  3,637,000     3,502,000
          Retained earnings
                                  1,813,000        787,000

                                      5,488,000 4,327,000
     Less:     Cost of 146,400 and 150,000 shares of common
                 stock held in treasury in 1996 and 1995,
     respectively          389,000      408,000
                         Total Stockholders' Equity
                       5,099,000 3,919,000

                                  $10,809,000
     $10,802,000

     See accompanying notes to consolidated financial statements.

     Joule' Inc. and Subsidiaries

     Consolidated Statements of Changes in Stockholders'
     Equity


                                                 Number of
                               Retained
                                                 Shares of
          Common        Paid-in       Earnings     Treasury
                                            Common Stock
     Stock           Capital        (Deficit)     Stock
     Balances, September 30, 1993         3,750,000
     $38,000      $3,488,000 $  (861,000)  $(408,000)
     Year Ended September 30, 1994:
        Net Income
     --                       --                  --
      710,000             --
     Balances, September 30, 1994         3,750,000
     38,000        3,488,000      (151,000)   (408,000)
     Year Ended September 30, 1995:
        Net Income
      --                   --                    --
     938,000              --
        Stock Options Exercised                   10,000
               --              14,000                 --
             --
     Balances, September 30, 1995        3,760,000
     38,000         3,502,000       787,000   (408,000)
     Year Ended September 30, 1996:
        Net Income                                        --
                   --                       --     1,026,000
                --
        Issuance of 3,600 Treasury
            Shares at $51 1/8 per share                   --
                    --                      --
      --      19,000
        Stock Options Exercised                  47,000
              --             135,000                 --
            --
     Balances, September 30, 1996       3,807,000
     $38,000       $3,637,000    1,813,000 $(389,000)

     See accompanying notes to consolidated financial statements.



     Joule' Inc. and Subsidiaries

     Consolidated Statements of Cash Flows

                     Year Ended September 30,

          1996                             1995
             1994
     Cash Flows from Operating Activities:
     Net income                                          $
      1,026,000          $      938,000       $      710,000
     Adjustments to reconcile net income to net
        cash flows provided by (used in)
        operating activities:
           Depreciation and amortization
     400,000                  346,000             232,000
           Loss from disposal of equipment
        --                      4,000                     --
           Provision for losses on accounts receivable
     109,000                 120,000
     65,000
           Changes in operating assets and liabilities:
              Accounts receivable
     277,000            (2,341,000)         (1,322,000)
              Prepaid expenses and other assets
     7,000                404,000            (295,000)
              Accounts payable and accrued expenses
     680,000                  231,000                (8,000)
              Accrued payroll and related taxes
     11,000                 382,000             210,000
              Income taxes
        (77,000)                (138,000)            165,000
                   Net cash flows provided by (used in)
                        operating activities
     2,433,000                   (54,000)          (243,000)
     Cash Flows from Investing Activities:
        Acquisitions of property and equipment
     (695,000)              (738,000)            (741,000)
                 Net cash flows used in investing
                          activities
     (695,000)                 (738,000)
     (741,000)
     Cash Flows from Financing Activities:
        Increase (decrease) in loans payable to
               bank
                 (1,762,000)                 742,000
     567,000
        Payment of long term debt
     (25,000)                (19,000)                   --
        Additions to long term debt
     --                  76,000             424,000
        Exercise of stock options
     154,000               14,000                    --
           Net cash flows provided by (used in)
                        financing activities
     (1,633,000)               813,000        991,000
     Net Change in Cash
     105,000                  21,000          7,000
     Cash, Beginning of Period
     70,000              49,000         42,000
     Cash, End of Period                          $
     175,000  $          70,000        $          49,000
     Supplemental Cash Flow Information:
        Interest paid
     $      318,000       $      410,000         $
     262,000
        Income taxes paid                              $
     763,000          $      722,000         $      149,000

     See accompanying notes to consolidated financial statements.

     Joule' Inc. and Subsidiaries
     Notes to Consolidated Financial Statements

     Note 1--Summary of Significant Accounting Policies:
     Basis of Presentation--The consolidated financial statements include the accounts of JOULE' INC. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     Use of Estimates--The preparation of accrual basis financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Property and Equipment--Property and equipment are stated at cost. Depreciation has been provided by use of various methods, primarily straight-line, at rates based upon estimated useful lives of 3 to 5 years for automotive equipment and 5 to 10 years for machinery, equipment, furniture and fixtures. Improvements to leasehold property are amortized on the straight-line method over the remaining lease term or useful lives of related property, whichever is shorter. Buildings are depreciated over 30 years.
     Revenue Recognition--Revenue is recorded after services are rendered.

     Income Taxes--The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which utilizes the liability method and results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates currently in effect.

     Net Income Per Share--Net income per share is based upon the weighted average number of shares and common stock equivalents outstanding during each year. Common stock equivalents consist of outstanding stock options using the treasury stock method, if dilutive.

     Goodwill--Goodwill is being amortized over a period of approximately ten years. Amortization of goodwill amounted to $24,000 in 1996, 1995 and 1994, respectively.

     Long-Lived Assets--During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to the long-lived assets.

     Stock Based Compensation--The Financial Accounting Standards Board issued a standard, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that an entity account for employee stock compensation under a fair value based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation arrangements using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting under Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting under SFAS 123 has been applied. The accounting and disclosure requirements of this standard are effective for the Company's 1997 fiscal year. The Company expects to continue to account for employee stock-based compensation under Opinion 25.

     Note 2--Property and Equipment:

     Property and equipment consists of:

                                    September 30,

                                  1996                 1995
     Machinery and equipment
     $2,268,000         $1,902,000
     Furniture and fixtures
                     539,000               529,000
     Automotive equipment
      1,015,000             733,000
     Building and leasehold improvements
     287,000           250,000
     Buildings
                  584,000             584,000
     Land
                         170,000           170,000

                      4,863,000         4,168,000
     Less: Accumulated depreciation and
          amortization
             2,844,000        2,470,000

                    $2,019,000        $1,698,000

     Note 3--Loans Payable to Bank and Long Term Debt:

     The Company has an annual renewable line of credit of $4,500,000 with interest at its bank's prime rate with a LIBOR plus two and one-quarter percent option. At September 30, 1996 $2,157,000 of the line of credit was unused, substantially all of which was available for use. Related loans are collateralized principally by accounts receivable.

     There is a mortgage loan for $456,000 on the Company's staffing operations building. At September 30, 1996 $25,000 was due within one year and classified as a current liability. Additional principal payments approximating $25,000 per year will be made until December 1999, when there will be a balloon payment due for the balance. The interest rate is the bank's base rate plus 11 1/2%.

     Note 4--Stock Option Plan:
     In fiscal 1992, the Company adopted a new StockOption Plan. The plan provides for the grant of non-qualified or incentive stock options covering up to an aggregate of 500,000 shares of common stock to directors, officers, and other employees of the Company. The option price cannot be less than the fair market value of the stock at the time the options are granted. At September 30, 1996, there were 15,000 stock options outstanding at prices ranging from $3.50 to $4.25 under this plan. None of these is exercisable. There were also 6,500 stock options outstanding at September 30, 1996 from a previous stock option plan at prices ranging from $2.63 to $6.13. In 1996 and 1995, respectively, 47,000 and 10,000 options were exercised and, in 1996, 15,000 were granted at prices ranging from $3.50 to $4.25. No options were granted, canceled or exercised in 1994.

     Note 5--Income Taxes:
     Comparative analysis of the provisions for income taxes follows:

                                              September 30,

                             1996               1995
         1994
     Current:
          Federal
      $454,000      $446,000       $213,000
          State and Local
      147,000         129,000          91,000

        $601,000    $575,000       $304,000

     The provision for income taxes varied from the tax computed at the U.S. Federal statutory rates of 34% in fiscal 1996, 1995 and 1994 for the following reasons:


                                            September 30,

                         1996                  1995
       1994
     U.S. Federal at statutory rates         $553,000
     $514,000  $345,000
     State income taxes, net of
          Federal tax benefit
      98,000     85,000         61,000
     Utilization of operating loss
          carryforward
     (52,000)            --     (16,000)
     Job Tax Credits
       --      (16,000)        (90,000)
     Other
                2,000      (8,000)          4,000

     $601,000     $575,000  $304,000

     Note 6--Commitments and Contingencies:

     The Company's facilities are leased under noncancellable terms expiring through 2000. Rent expense was $273,000, $275,000 and $295,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

     Aggregate rentals for the remaining lease terms at September 30, 1996 are as follows:

     Year Ending September 30,
     1997      $ 76,000
     1998      17,000
     1999      16,000
     2000      1,000
               $110,000

     Note 7--Transactions with Major Stockholders and
     Affiliates:

     The Company rented facilities from certain of its stockholders and their affiliates for approximately
     $199,000, $199,000 and $208,000 for the years ended
     September 30, 1996, 1995 and 1994, respectively. At
     September 30, 1996, the Company had lease commitments of $37,000, $16,000, $16,000 and $1,000 for the years ending September 30, 1997, 1998, 1999 and 2000,
     respectively, for these facilities.

     The Company paid various major stockholders legal and consulting fees of $21,000, $16,000 and $13,000 for the years 1996, 1995 and 1994; and accounts receivable include amounts due from affiliates and stockholders of $1,198,000, $1,038,000 and $885,000 at September 30,
     1996, 1995 and 1994, respectively. Substantially all of the amount receivable at September 30, 1996, representing amounts owing from Kahle Engineering Corp., has been guaranteed by the Company's principal shareholder.

     Note 8--Geographic Information:

     The Company is engaged in the staffing services business, providing personnel to business and industry.
     The Company derived 68%, 67% and 70%, of its revenues from services provided to customers in New Jersey in 1996, 1995 and 1994, respectively.

     Report of Independent Public Accountants

     To the Stockholders and
     Board of Directors of Joule' Inc.
     We have audited the accompanying consolidated balance sheets of Joule' Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996.
     These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joule' Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     ARTHUR ANDERSEN LLP
     Roseland, New Jersey
     November 19, 1996

     Stock Market Information
     Market for Registrant's Common Equity and Related
     Stockholder Matters

     The Company's Common Stock is traded on the American
     Stock Exchange under the symbol JOL. The high and low sales prices for the Common Stock as reported by the American Stock Exchange were as follows:

                                     High
            Low
     Calendar 1994
          Fourth Quarter
             23 1/4                   13 1/4
     Calendar 1995
          First Quarter
               3                              13 1/4
          Second Quarter
               3                                2
          Third Quarter
             43 1/4                      2
          Fourth Quarter
             41 1/2                              3 1/2
     Calendar 1996
          First Quarter
             53 1/4                     31 1/4
          Second Quarter
             81 1/4                     31 1/4
          Third Quarter
             63 1/4                     41 1/8
          Fourth Quarter (through December 3)
     53 1/8                      35 1/8

     As of November 29, 1996, there were approximately 800 holders of the Company's Common Stock. No cash dividends have been declared on the Common Stock.

     Joule' Inc. and Subsidiaries

     Corporate Data

     Board of Directors

     Richard P. Barnitt
     Financial Consultant

     Paul L. DeBacco
     President
     Michael Christopher Group Inc.

     Anthony Grillo
     Senior Managing Director
     The Blackstone Group, L.P.

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

     Philip DelVecchio
     Vice President

     John F. Logothetis
     Vice President

     Corporate Information
     For a copy of Form 10-K or other information about the Corporation, contact:

     Investor Relations
     Secretary
     JOULE' Inc.
     1245 Route 1 South
     Edison, New Jersey 08837
     (908)548-5444

     Auditors
     Arthur Andersen LLP
     101 Eisenhower Parkway
     Roseland, New Jersey 07068

     Transfer Agent & Registrar
     Continental Stock Transfer & Trust Co.
     2 Broadway
     New York, N.Y. 10275-0491

     JOULE' Common Stock is traded on the American Stock
     Exchange under the symbol JOL.

     Annual Meeting
     The annual meeting of JOULE' Inc. will be held on Wednesday, February 5, 1997 at 10:30 a.m., at the Pines
     Manor, Edison, New Jersey.

     JOULE' Inc. Offices

     Headquarters
     1245 Route 1 South
     Edison, New Jersey 08837
     (908)548-5444
     Fax (908)494-6346

     1235 Route 1 South
     Edison, NJ 08837
     (908)906-0906

     362 Parsippany Road
     Parsippany, New Jersey 07054
     (201)428-8100

     1271 Paterson Plank Road
     Secaucus, New Jersey 07094
     (201)348-3677

     The Atrium
     80 Route 4 East
     1st Floor, Suite 105
     Paramus, New Jersey 07652
     (201)845-0900

     429 East Broad Street
     Gibbstown, New Jersey 08027
     (609)423-7500
     (215)342-3300

     1638 Tilton Road
     Northfield, New Jersey 08225
     (609)383-1433

     2333 Whitehorse-Mercerville Road
     Trenton, New Jersey 08619
     (609)588-5900

     77 Main Street
     P.O. Box 7
     Fishkill, New York 12524
     (914)897-3900

     2400 West Cypress Creek Road
     Suite 100
     Ft. Lauderdale, Florida 33309
     (954)492-1110

     4300-A Ridge Road
     Baltimore, Maryland 21236
     (410)284-3400

     1500 N. Kings Highway Suite 104
     Cherry Hill, New Jersey 08034
     (609)216-0301






     Designed by Curran & Connors, Inc.

                                                  EXHIBIT 21


     SUBSIDIARIES OF
     JOULE' INC.



     Subsidiary
                               State of Incorporation

     JOULE' Maintenance Corporation               New Jersey

     JOULE' Maintenance of Gibbstown, Inc.        New Jersey

     JOULE' Engineering Corp.           New Jersey

     JOULE' Technical Services, Inc.              New Jersey

     JOULE' Temporaries Corp.           New Jersey

     JOULE' Maintenance of New York, Inc.           New York

     JOULE' Maintenance of Maryland, Inc.
     Maryland

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


                    Arthur Andersen LLP
                    ARTHUR ANDERSEN LLP


     Roseland, New Jersey
     December 30, 1996



                              EXHIBIT 27

     [ARTICLE] 5
     [CIK] 0000798168
     [NAME] JOULE INC.

     [PERIOD-TYPE]                           12-MOS
     [FISCAL-YEAR-END]
     SEP-30-1996
     [PERIOD-END]
     SEP-30-1996
     [CASH]
     175
     [SECURITIES]
     0
     [RECEIVABLES]                                     8,345
     [ALLOWANCES]
     217
     [INVENTORY]
     0
     [CURRENT-ASSETS]                                  8,623
     [PP&E]                                            4,863
     [DEPRECIATION]
     2,844
     [TOTAL-ASSETS]
     10,809
     [CURRENT-LIABILITIES]                             5,279
     [BONDS]
     431
     [PREFERRED-MANDATORY]
     0
     [PREFERRED]
     0
     [COMMON]
     38
     [OTHER-SE]                                        5,061
     [TOTAL-LIABILITY-AND-EQUITY]                    10,809
     [SALES]
     0
     [TOTAL-REVENUES]
     48,449
     [CGS]
     0
     [TOTAL-COSTS]
     40,293
     [OTHER-EXPENSES]                                  6,109
     [LOSS-PROVISION]
     109
     [INTEREST-EXPENSE]
     311
     [INCOME-PRETAX]                                   1,627
     [INCOME-TAX]
     601
     [INCOME-CONTINUING]                               1,026
     [DISCONTINUED]
     0
     [EXTRAORDINARY]
     0
     [CHANGES]
     0
     [NET-INCOME]                                      1,026
     [EPS-PRIMARY]
     .28
     [EPS-DILUTED]
     .28