Form 10-Q
period 1996-12-31
JOULE INC
filed 1997-02-12
CIK 798168

FORM 10-Q

       SECURITIES AND EXCHANGE COMMISSION

       WASHINGTON, DC 20549

       (Mark One)

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996

                                                       or

       ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from           to


                           Commission File Number 0-14926

                      JOULE' Inc.
       (Exact name of registrant as specified in its charter)

                 Delaware                               22-2735672
       (State or other jurisdiction                    (IRS Employer
         of incorporation or             Identification
       organization)                             No.)


                  1245 Route 1 South,   Edison, New Jersey 08837
                           (Address of principal executive officers
                          Zip Code)

                         (908) 548-5444
       (Registrant's telephone number including area
                          code)

       Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes     X                                                 No
       As of February 6, 1997 3,660,000 shares of the
       Registrant's common stock were outstanding.

       Part I - Financial Information
       Item 1. Financial Statements

       JOULE' Inc. And Subsidiaries
       Consolidated Balance Sheets
                                                                       December 31,     September 30,
                                           ASSETS                       1996                    1996
       CURRENT ASSETS:
                                           Cash             $290,000     $175,000
                                           Accounts receivable, less allowance
                                                          for doubtful accounts of $243,000
                                                          and $217,000 respectively      7,003,000     8,128,000
                                           Prepaid expenses and other current assets       282,000     320,000
                                                          Total Current Assets      7,575,000     8,623,000
       PROPERTY AND EQUIPMENT, NET OF
       ACCUMULATED DEPRECIATION             1,954,000     2,019,000
       GOODWILL                               102,000     108,000
       OTHER ASSETS                            58,000     59,000
                                                                         $9,689,000     $10,809,000
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABLILITIES:
                                           Loans payable to bank         $2,298,000     $2,343,000
                                           Accounts payable and accrued expenses    1,211,000     1,817,000
                                           Accrued payroll and related taxes          537,000     1,094,000
                                           Current portion of long term debt           25,000     25,000
                                                          Total Current Liabilities      4,071,000     5,279,000
       LONG TERM DEBT                         425,000     431,000
                                                          Total Liabilities         4,496,000     5,710,000
       STOCKHOLDERS' EQUITY:
                                           Preferred stock, $.01 par value:
                                                          Authorized 500,000 shares, none outstanding         ---     ---
                                           Common stock, $.01 par value:
                                                          Authorized 10,000,000 shares-issued 3,807,000
                                                             shares          38,000     38,000
                                           Paid-in capital                3,637,000     3,637,000
                                           Retained earnings              1,907,000     1,813,000
                                                                          5,582,000     5,488,000
                                           LESS: Cost of 146,400 shares of common
                                                          stock held in treasury      389,000     389,000
                                           Total Stockholders' Equity     5,193,000     5,099,000
                                                                         $9,689,000     $10,809,000

       See accompanying notes to consolidated financial statements.

       JOULE' Inc. And Subsidiaries

       Consolidated Statements of Income
                                                   Three
       Months Ended
                                                                       December 31,     December 31,
                                                         1996                    1995
       REVENUES                           $10,943,000     $13,400,000
       COSTS, EXPENSES, AND OTHER:
                                           Cost of services               9,087,000     11,029,000
                                           Selling, general &
                                                          administrative expenses   1,638,000     1,659,000
                                           Interest Expense                  62,000     112,000
                                           Other             (1,000)     6,000
       INCOME BEFORE INCOME TAX PROVISION     157,000     594,000
       INCOME TAX PROVISION                    63,000     238,000
       NET INCOME                             $94,000     $356,000
       NET INCOME PER COMMON SHARE              $0.03     $0.10
       AVERAGE NUMBER OF SHARES AND
       EQUIVALENTS OUTSTANDING             $3,663,000     $3,643,000

       See accompanying notes to consolidated financial statements.

       JOULE' Inc. and Subsidiaries

       Consolidated Statements of Cash Flows

                                                     Three Months Ended
                                                 December 31,     December 31,
                                                   1996               1995
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                $94,000         $356,000
         Adjustments to reconcile net income to
          net cash flows provided by (used in)
          operating activities:
          Depreciation and amortization            118,000           90,000
          Provision for losses on accounts
             receivable                             18,000           18,000
         Changes in operating assets and
             liabilities:
          Accounts receivable                    1,107,000           56,000
          Prepaid expenses and other assets         26,000          154,000
          Accounts payable and accrued expenses   (606,000)        (257,000)
          Accrued payroll and related taxes       (557,000)         (48,000)
          Income taxes                              12,000          (35,000)
           Net cash flows provided by operating
               activities                          212,000          334,000

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment    (46,000)        (162,000)
          Net cash flows used in investing
            activities                             (46,000)        (162,000)

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in loans payable to bank         (45,000)        (157,000)
         Payment of long term debt                  (6,000)          (6,000)
          Net cash flows used in financing
            activities                             (51,000)        (163,000)

       NET CHANGE IN CASH                          115,000            9,000

       CASH, BEGINNING OF PERIOD                   175,000           70,000

       CASH, END OF PERIOD                        $290,000          $79,000

       SUPPLEMENTAL CASH FLOW INFORMATION:
          Interest paid                            $62,000          $89,000

          Income taxes paid                        $53,000         $274,000

       See accompanying notes to consolidated financial statements.

JOULE' INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. All unaudited amounts are subject to year end adjustments and audit, but the Company believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

JOULE' INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations

The Company's revenues are derived from providing staffing services to its customers. Such services include providing office and light industrial workers, engineering and technical personnel, and skilled craft industrial plant and facility maintenance labor. Over 90% of revenue in each period was billed on a direct cost plus markup basis. Revenues decreased approximately 18% to $10.9 million during the first three months of fiscal 1997 from $13.4 million in 1996. Office and light industrial revenue approximated $4.0 million in both three month periods, while engineering and technical staffing revenue approximated $2.8 million in both three month periods. Skilled craft sales decreased 36% to $4.2 million largely due to the adverse impact on the current period from the conclusion of certain long term contracts which the Company is seeking to replace with new business. Cost of services as a percentage of revenue was 83.0% in the 1997 first quarter compared to 82.3% for the 1996 quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

Selling, general and administrative expenses were approximately $1.6 million in both three month periods, which represented 15.0% and 12.4% of revenues in the respective 1997 and 1996 periods. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to maintaining the Company's branch offices. The 1997 percentage increases in selling, general and administrative expenses reflect the anticipation of higher sales levels, which have not yet materialized. Interest expense decreased to $62,000 in 1997 from $112,000 in 1996 as average borrowings, as well as interest rates, decreased. The effective tax rate approximated 40% in both periods. As a result of the above, net income declined to $94,000 or $0.03 per share in 1997 compared with net income of $356,000 or $0.10 per share for the 1996 period.

JOULE' INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial
   Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at December 31, 1996 were $7,575,000 as compared to $8,623,000 at September 30, 1996 and current liabilities were $4,071,000 compared to $5,279,000 as of September 30, 1996. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at LIBOR plus two and one quarter percent or the bank's base rate, at the Company's option; $2,298,000 was outstanding under this line as of December 31, 1996.

The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

JOULE' INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
 (a)       The Annual Meeting of Stockholders was held on February 5, 1997.

 (b) The following directors were elected at the annual meeting with the votes as indicated:

                                        VOTES FOR              VOTES WITHHELD
            Richard Barnitt             3,588,513                   2,710
            Paul DeBacco                3,588,513                   2,710
            Anthony Grillo              3,588,713                   2,510
            Robert W. Howard            3,588,713                   2,510
            Emanuel N. Logothetis       3,588,713                   2,510
            Nick M. Logothetis          3,588,713                   2,510
            Steven Logothetis           3,588,513                   2,710

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

                       JOULE' INC.
                      (Registrant)

 February 11, 1997                          E. N. Logothetis
                                      E. N. Logothetis, Chairman
                                    (Principal Executive Officer)



February 11, 1997                           Bernard G. Clarkin
                                     Bernard G. Clarkin, Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)