Form 10-Q
period 1997-03-31
JOULE INC
filed 1997-05-13
CIK 798168

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                         or

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________________ to _________________

     Commission File Number 0-14926

                                              Joule' Inc.
                      (Exact name of registrant as specified in its charter)

          Delaware                                                22-2735672
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization                          Identification No.)

          1245 Route 1 South,   Edison, New Jersey 08837
            (Address of principal executive officers)
                         (Zip Code)

                                       (908) 548-5444
                   ( Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
As of May 6, 1997 3,660,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information

Item 1. Financial Statements
                  Joule' Inc. and Subsidiaries
                  Consolidated Balance Sheets

                                    March 31,                 September 30,
    ASSETS                              1997                       1996
CURRENT ASSETS:
  Cash                             $129,000                        $175,000
  Accounts receivable, less
   allowance for doubtful
   accounts of $244,000 and
   $217,000 respectively          8,247,000                       8,128,000
  Prepaid expenses and other
   current assets                   177,000                         320,000
    Total Current Assets          8,553,000                       8,623,000
PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION        1,924,000                       2,019,000

GOODWILL AND OTHER INTANGIBLES       96,000                         108,000

OTHER ASSETS                         46,000                          59,000
                                $10,619,000                     $10,809,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Loans payable to bank          $2,150,000                      $2,343,000
  Current portion of long term
    debt                             25,000                          25,000
  Accounts payable and accrued
    expenses                      1,344,000                       1,817,000
  Accrued payroll and related
    taxes                         1,141,000                       1,094,000
  Income taxes                       29,000                           ---
    Total Current Liabilities     4,689,000                       5,279,000

LONG TERM DEBT                      419,000                         431,000
    Total Liabilities             5,108,000                       5,710,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
     Authorized 500,000 shares,
       none outstanding               ---                             ---       Common stock, $.01 par value:
     Authorized 10,000,000
       shares-issued 3,807,000      38,000                           38,000

  Paid-in capital                3,637,000                        3,637,000
  Retained earnings              2,225,000                        1,813,000

  LESS: Cost of 146,400 shares
    of common stock held in
     treasury                      389,000                          389,000
  Total Stockholders' Equity     5,511,000                        5,099,000
                               $10,619,000                      $10,809,000

See accompanying notes to consolidated financial statements.

                  Joule' Inc. and Subsidiaries
               Consolidated Statements of Income

                    Three Months Ended                      Six Months Ended
                March 31,          March 31,         March 31,       March 31,
                 1997               1996             1997              1996
REVENUES       $12,471,000       $12,088,000       $23,414,000     $25,488,000

COSTS, EXPENSES, AND OTHER:

  COST OF
   SERVICES    10,113,000        10,057,000        19,200,000       21,086,000

  SELLING,
   GENERAL AND
   ADMINISTRATIVE
   EXPENSES     1,796,000         1,496,000         3,434,000        3,155,000

  INTEREST EXPENSE 52,000            89,000           114,000          201,000

  OTHER (INCOME)/
   EXPENSE        (19,000)          (26,000)          (20,000)        (20,000)

INCOME BEFORE
 INCOME TAXES     529,000           472,000           686,000        1,066,000

INCOME TAXES      211,000           188,000           274,000          426,000

NET INCOME       $318,000           $284,000         $412,000         $640,000


NET INCOME PER
 COMMON SHARE       $0.09              $0.08            $0.11            $0.18

AVERAGE NUMBER OF
 SHARES AND EQUIVALENTS
 OUTSTANDING    3,663,000          3,646,000        3,663,000        3,645,000

<F1>
See accompanying notes to consolidated financial statements.

                        Joule' Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows


                                                     Six Months Ended
                                                  March 31,         March 31,
                                                    1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $412,000           $640,000
  Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization                   223,000            184,000
   Provision for losses on accounts receivable      44,000             36,000
  Changes in operating assets and liabilities:
   Accounts receivable                            (163,000)           885,000
   Prepaid expenses and other assets               154,000            230,000
   Accounts payable and accrued expenses          (473,000)           287,000
   Accrued payroll and related taxes                47,000            (82,000)
   Income taxes                                     29,000            148,000

     Net cash flows provided by operating
      activities                                   273,000           2,328,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property and equipment         (114,000)          (364,000)
     Net cash flows used in investing activities  (114,000)          (364,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in loans payable to bank               (193,000)       (1,907,000)
   Payment of long term debt                        (12,000)          (12,000)
   Proceeds from exercise of stock options              ---             7,000

     Net cash flows used in financing activities   (205,000)       (1,912,000)

NET CHANGE IN CASH                                  (46,000)           52,000

CASH, BEGINNING OF PERIOD                           175,000            70,000

CASH, END OF PERIOD                                $129,000          $122,000

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                   $114,000          $191,000

   Income taxes paid                                $80,000          $278,000

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

                 Joule' Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Results of Operations

  The Company's revenues are derived from providing staffing services to its customers. Such services include providing office and light industrial workers, engineering and technical personnel, and skilled craft industrial plant and facility maintenance labor. Over 90% of revenue in each period was billed on a direct cost plus markup basis. Revenues increased 3% to $12.5 million during the three months ended March 31, 1997 from $12.1 million for the year earlier period. Revenues for the first six months of fiscal 1997 amounted to $23.4 million, an 8% decrease from the prior year. Office and light industrial revenue increased 24% to $4.4 million, and 11% to $8.4 million for the respective three and six month periods ended March 31, 1997 as compared to the same periods a year ago. Engineering and technical staffing revenues rose 11% to $3.2 million, for the current quarter as compared to the prior year's quarter, and improved 4% to $5.9 million for the 1997 six month period over the 1996 six month period. Due largely to the adverse impact of the conclusion of certain long term contracts, principally in the first quarter of fiscal 1997, and to a lesser degree, the following quarter, skilled craft sales declined 13% to $4.9 million and 25% to $9.1 million from the respective comparable 1996 periods. The Company continues to strive to replace this business with new business. Cost of services improved to 81.1% of revenue in the current three months from 83.2% in the prior year and to 82.0% in the current six months compared to 82.7% a year earlier. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

  Selling, general and administrative expenses amounted to $1,796,000 and $3,434,000 in the three and six months ended March 31, 1997 compared to $1,496,000 and $3,155,000 a year earlier. These expenses amounted to 14.4% of revenue in the current three month period and 14.7% of revenue in the six months ended March 31,1997 compared to 12.4% for both prior year periods.
These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the Company's branch offices.
The 1997 percentage increases in selling, general and administrative expenses reflect the anticipation of higher sales levels which have not yet fully materialized. Interest expense amounted to $52,000 and $114,000 in the current three and six months periods compared to $89,000 and $201,000 in the prior year, as both average borrowings and interest rates decreased. The effective income tax rate was 40% for all periods presented. As a result of the above, net income improved to $318,000 or $.09 per share in the current three month period from $284,000 or $.08 per share a year ago; for the six months ended March 31, 1997, net income was $412,000 or $0.11 per share compared to $640,000 or $0.18 a share in the prior year.

                  Joule' Inc. and Subsidiaries

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at March 31, 1997 were $8,553,000 as compared to $8,623,000 at September 30, 1996 and current liabilities were $4,689,000 compared to $5,279,000 as of September 30, 1996. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs.
The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at LIBOR plus two and one quarter percent or the bank's base rate, at the Company's option; $2,150,000 was outstanding under this line as of March 31, 1997.

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

                           JOULe' INC.
                          (Registrant)


May 12, 1997
                                                     E. N. Logothetis
                                               E. N. Logothetis, Chairman
                                            (Principal Executive Officer)


May 12, 1997
                                                 Bernard G. Clarkin
                                  Bernard G. Clarkin, Vice President and Chief
                                            Financial Officer
                                       (Principal Financial Officer)