Form 10-Q
period 1997-06-30
JOULE INC
filed 1997-08-13
CIK 798168

10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  		SECURITIES AND EXCHANGE ACT OF 1934

     	 For the quarterly period ended June 30, 1997

                          or

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

Yes    X            			No
As of August 6, 1997 3,660,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information


Item 1. Financial Statements


                            Joule Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                    											      June 30,	    September 30,
				ASSETS	                                 					 		   1997            1996

CURRENT ASSETS:
Cash			                                  							     $222,000		      $175,000
Accounts receivable, less allowance
for doubtful accounts of $256,000
and $217,000 respectively						                     7,543,000		     8,128,000
Prepaid expenses and other current assets			          151,000		       320,000
Total Current Assets		                             	7,916,000	   	  8,623,000
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION		                             				1,873,000		     2,019,000

GOODWILL AND OTHER INTANGIBLES                   			   90,000	   	    108,000

OTHER ASSETS				                          		           34,000	   	     59,000
                                              	    $9,913,000   		$10,809,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable to bank                   			        $1,800,000	   	 $2,343,000
Current portion of long term debt		                    25,000	   	     25,000
Accounts payable and accrued expenses		               665,000   		  1,817,000
Accrued payroll and related taxes	                 	1,138,000		     1,094,000
Income taxes						                                     47,000		         ---
Total Current Liabilities			                        3,675,000	   	  5,279,000

LONG TERM DEBT		                          					       412,000		       431,000
Total Liabilities		                          		     4,087,000   		  5,710,000

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 500,000 shares, none outstanding              ---       	    ---
Common stock, $.01 par value:
Authorized 10,000,000 shares-issued
 			3,807,000 		                              		       38,000		        38,000

Paid-in capital			                            		    3,637,000    		 3,637,000
Retained earnings				                               2,540,000    		 1,813,000

LESS: Cost of 146,400 shares of common stock held
in treasury	                                				      389,000		       389,000
Total Stockholders' Equity                          5,826,000	    	 5,099,000
                                                   $9,913,000	    $10,809,000

See accompanying notes to consolidated financial statements.


                       Joule Inc. and Subsidiaries
                     Consolidated Statements of Income

                                   Three Months Ended      Nine Months Ended

                                  June 30,    June 30,    June 30,   June 30,
                                    1997        1996       1997        1996
REVENUES					                  $12,762,000	 $11,003,000 $36,176,000 $36,491,000
COSTS, EXPENSES, AND OTHER:

COST OF SERVICES		           	  10,355,000	   9,146,000  29,555,000 30,232,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	        	1,842,000	   1,453,000   5,276,000  4,608,000

INTEREST EXPENSE	             			   54,000	      47,000     168,000    248,000

OTHER (INCOME)               				  (14,000)     (2,000)     (34,000)   (22,000)

INCOME BEFORE INCOME TAXES		       525,000      359,000   1,211,000  1,425,000

INCOME TAXES		                 		  210,000	     108,000     484,000    534,000

NET INCOME	                   			 $315,000	    $251,000    $727,000   $891,000


NET INCOME PER COMMON SHARE		        $0.09	       $0.07       $0.20      $0.24

AVERAGE NUMBER OF SHARES AND
EQUIVALENTS OUTSTANDING	        	3,663,000	   3,651,000   3,663,000  3,647,000


See accompanying notes to consolidated financial statements.


                          Joule Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                              									  Nine Months Ended
                                                      June 30,        June 30,
                                                        1997 	          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		                          				        $  727,000	       $  891,000
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation and amortization		                      344,000	          276,000
Provision for losses on accounts receivable	          71,000	           40,000
Changes in operating assets and liabilities:
Accounts receivable		                                514,000	        1,525,000
Prepaid expenses and other assets		                  190,000	          234,000
Accounts payable and accrued expenses	            (1,152,000)	        (229,000)
Accrued payroll and related taxes	                    44,000	          (72,000)
Income taxes			                                       47,000	          (35,000)

Net cash flows provided by operating activities      785,000	        2,630,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment		           (176,000)          (545,000)
Net cash flows used in investing activities	       (176,000)	         (545,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in loans payable to bank		                (543,000)        (2,107,000)
Payment of long term debt		                         (19,000)	          (19,000)
Proceeds from exercise of stock options	              ---   	           65,000


Net cash flows used in financing activities	      ( 562,000)        (2,061,000)

NET CHANGE IN CASH		                          	      47,000        	    24,000

CASH, BEGINNING OF PERIOD	                    	     175,000	            70,000

CASH, END OF PERIOD	                        		   $  222,000	         $  94,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid		                              		  $  172,000        	 $ 239,000

Income taxes paid	                            	  $  272,000        	 $ 569,000

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

                        Joule Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
[CAPTION]
Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing office and light industrial workers, engineering and technical personnel, and skilled craft industrial plant and facility maintenance labor. Over 90% of revenue in each period was billed on a direct cost plus markup basis. Revenues increased 16% to $12.8 million during the three months ended June 30, 1997 from $11.0 million for the year earlier period. Revenues for the first nine months of fiscal 1997 amounted to $36.2 million, approximating revenues for the nine months of the prior year. Office and light industrial revenue increased 63% to $5.5 million, and 27% to $13.9 million for the respective three and nine month periods ended June 30, 1997, as compared to the same periods a year ago. Engineering and technical staffing revenues rose 16% to $3.5 million for the current quarter as compared to the prior year's quarter, and improved 8% to $9.4 million for the 1997 nine month period over the 1996 nine month period. Due largely to the adverse impact of the conclusion of certain long term contracts, principally in the first quarter of fiscal 1997, and to a lesser degree, the following quarters, skilled craft sales declined 19% to $3.7 million and 24% to $12.8 million from the respective comparable 1996 periods. The Company continues to strive to replace this business with new business. Cost of services improved to 81.1% of revenue in the current three months from 83.1% in the prior year and to 81.7% in the current nine months compared to 82.8% a year earlier. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

     Selling, general and administrative expenses amounted to $1,842,000 and $5,276,000 in the three and nine months ended June 30, 1997 compared to $1,453,00 and $4,608,000 a year earlier. These expenses amounted to 14.4% of revenue in the current three month period and 14.6% of revenue in the nine months ended June 30, 1997 compared to 13.2% and 12.6% respectively for the prior year periods. These expenses included the salaries and related costs of staff employees, provision for the allowance for doubtful accounts, advertising, professional fees and other costs related to maintaining the Company's branch offices. The 1997 percentage increases in selling, general and administrative expenses reflect the anticipation of higher sales levels which have not yet fully materialized. Interest expense amounted to $54,000 and $168,000 in the current three and nine months periods compared to $47,000 and $248,000 in the prior year as average borrowings decreased in the nine month 1997 period. The effective income tax rate was 40% for both 1997 periods as compared with 30% and 37.5% for the prior year's three and nine month periods, reflective of tax loss carry forward utilization in the 1996 periods. As a result of the above, net income improved to $315,000 or $0.09 per share in the current three month period from $251,000 or $0.07 per share a year ago; for the nine months ended June 30, 1997, net income was $727,000 or $0.20 per share compared to $891,000 or $0.24 a share in the prior year.

                         Joule Inc. and Subsidiaries

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Liquidity and Capital Resources

    	Current assets at June 30, 1997 were $7,916,000 as compared to 8,623,000 at September 30, 1996 and current liabilities were $3,675,000 compared to $5,279,000 as of September 30, 1996. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs.
The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at LIBOR plus two and one quarter percent or the bank?s base rate, at the Company's option;
$1,800,000 was outstanding under this line as of June 30, 1997.

    	The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

                          Joule Inc. and Subsidiaries
                          Part II - Other Information



Item 6.	       Exhibits and Reports on Form 8-K
[CAPTION]
 (a)	Exhibits: None
 (b)	Reports on Form 8-K
               No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  JOULE'INC.
                                 (Registrant)


August 12, 1997
                                          E. N. Logothetis
                                    E. N. Logothetis, Chairman
                                    (Principal Executive Officer)


August 12, 1997
                                          Bernard G. Clarkin
                                    Bernard G. Clarkin, Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)