Form 10-K
period 1997-09-30
JOULE INC
filed 1997-12-29
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
(X)                    THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended September 30, 1997
                                       OR
(_)            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ................

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

Registrant's telephone number, including area code: 732-548-5444

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 8, 1997, was approximately $5,627,000.

As of December 8, 1997, there were 3,670,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 filed with the Securities and Exchange Commission (The "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (The "1997 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

                                     PART I
ITEM 1. BUSINESS

General

     Joule Inc. and its subsidiaries are engaged in the business of personnel outsourcing, as a supplier to industry of staffing service personnel. These services focus on supplying commercial, skilled office and light industrial workers, technical professionals and skilled craft industrial plant and facility maintenance personnel to business and industry on a temporary basis. The Company derived 71%, 68% and 67% of its revenue from services provided to customers in New Jersey in 1997, 1996 and 1995, respectively.

     All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, over 90% of revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. During the fiscal year ended September 30, 1997, the Company furnished approximately 6,600 employees to approximately 1,100 clients. At September 30, 1997, approximately 1,300 employees were on assignment to approximately 300 clients for periods ranging in duration from one day to several years.

     The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

     The Company supplies commercial (skilled office and light industrial workers) to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through seven offices in New Jersey and one in Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, termination or reassignments of the client's full-time employees or to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. During 1997, the number of office and light industrial workers on assignment per week averaged 800, and such services contributed approximately 38%, 31% and 31% of revenues in 1997, 1996 and 1995, respectively.

     The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted from Edison, New Jersey. A client that has an in-house engineering or other technical department is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program

Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 1997, the number of technical workers on assignment per week approximated 300, and such services contributed approximately 27%, 24% and 20% of revenues in 1997, 1996 and 1995, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and reassembly of plant equipment. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. During 1997, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 250. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 35%, 45% and 49% of revenues in fiscal 1997, 1996 and 1995, respectively.

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

Customers and Marketing

     A significant portion of the Company's business represents repeat orders. For fiscal 1997 over 80% of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 1997, 1996 or 1995.


Personnel Assignment and Recruitment

     The Company maintains a computerized data base of information on potential employees. It uses optical scanning equipment to enhance its resume' data base retrieval system. The data base contains information on office services and light industrial personnel, engineering and other technical and scientific personnel, and skilled industrial personnel, classified by skill, residence, experience and current availability for assignment. When called upon to fill an assignment, the Company's recruiting specialists match the client's specifications with the information in the data base on these potential employees. The ability to update, expand and rapidly access the data base is important to the Company's success. The Company's branch offices have direct, on-line access to the data base. Direct access is especially important in the office services and technical areas where immediate response to client orders is required. In addition, it is important in the technical services operation because of the diversity of skills involved.

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

Employees

     At September 30, 1997, the Company employed approximately 100 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 1,300 persons on assignment to approximately 300 clients. The Company is a party to collective bargaining agreements covering approximately 200 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.


ITEM 2.   PROPERTIES

     The Company leases most of its facilities. At September 30, 1997, the Company was party to eleven leases comprising approximately 36,000 square feet. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building and two others, including a building in Gibbstown, N.J. which serves as an office and depot for its industrial services group and a building adjacent to its corporate headquarters which serves as operational headquarters of the Company's commercial and technical staffing groups. Three facilities are leased from Emanuel N. Logothetis, the Chairman of the Board of the Company, and corporations that are owned by him and the members of his family, at an aggregate annual rent of approximately $50,000, plus applicable real estate taxes, under terms and conditions that, in the opinion of management, are not less favorable than would have been available from unaffiliated parties. Eight additional facilities, comprising approximately 32,000 square feet of space, are leased from unaffiliated parties at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs. For information concerning the Company's lease obligations, see Notes 6 and 7 of Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 8, 1997 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.


     Emanuel N. Logothetis, age 67, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988.

     Bernard G. Clarkin, age 48, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.


     John Logothetis, age 44, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

     Stephen Demanovich, age 43, was elected a Vice President in May, 1997. He had been General Manager of Joule Technical Staffing since March, 1995 and prior thereto had been Recruiting Manager since joining the Company in February, 1989.

     Anthony Trotter, age 40, was appointed Vice President in August, 1997 when he joined the Company. Prior to that he was employed as Vice President of Staff Management Services from October, 1995 through July, 1997. He was Vice President of Best Temporaries from December, 1994 through September, 1995. Prior to that he was an Area Manager for Novell Services, Inc. from March, 1992 through August, 1994.



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on page 12 of the 1997 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the "Selected Financial Information", included on the inside cover of the 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on page 6 of the 1997 Annual Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 7 to 11 of the 1997 Annual Report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the directors of the Company required to be included pursuant to this Item 10 will be included under the caption "Election of Directors - Director Compensation" in the Company's Proxy Statement, and is incorporated in this Item 10 by reference. The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

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



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the 1997 Annual Report.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 1997, 1996 and 1995, respectively.

          Consolidated Balance Sheets of September 30, 1997 and 1996, respectively.

          Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 1997, 1996 and 1995, respectively.

          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 1997, 1996 and 1995, respectively.

          Notes to Consolidated Financial Statements.

The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

          Report of Independent Public Accountants  as to Schedules......F-1

          Financial Statement Schedules:

               VIII - Valuation and Qualifying Accounts..................F-2

               IX   - Short-term Borrowings..............................F-3

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

      4.1b -- Fourth Modification and Extension Agreement dated February 6, 1996 between Registrant and United Jersey Bank, filed as
                    Exhibit 4.1b to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

      4.1c -- Fifth Modification and Extension Agreement dated May 31, 1996 between Registrant and United Jersey Bank, filed as
                    Exhibit 4.1c to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

      4.1d -- Sixth Modification and Extension Agreement dated May 31, 1997 between registrant and Summit bank.

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

     10.1 -- Lease Agreement, dated April 1, 1986, between Registrant and Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference.

     10.2 --   Lease Agreement, dated January 1, 1987, between Registrant and E.
               N. Logothetis for Unit G, Mercerville Professional Park Condominiums, 2333 Whitehorse - Mercerville Road, Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

     10.3* -- 1988 Non-qualified Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     10.4* -- 1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     13 --     Annual Report to Stockholders for the year ended September 30,
               1997.

     21 --     List of Subsidiaries.

     23 --     Consent of Independent Public Accountants

     27 --     Financial Data Schedule (in EDGAR filing only)

----------

     *    Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOULE INC.

Dated:  December 23, 1997               Emanuel N. Logothetis
                                        ---------------------
                                        Emanuel N. Logothetis,
                                        Chairman of the Board and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1997.



Emanuel N. Logothetis                   Bernard G. Clarkin
-------------------------------         ----------------------------------------
Emanuel N. Logothetis                   Bernard G. Clarkin
Chairman of the Board, President        Vice President and Chief Financial
(Principal Executive                    Director Officer (Principal Financial
Officer)                                Officer  and Accounting Officer)




Nick M. Logothetis
-------------------------------         ----------------------------------------
Nick M. Logothetis - Director           Steven Logothetis - Director



Richard Barnitt                         Paul De Bacco
-------------------------------         ----------------------------------------
Richard Barnitt- Director               Paul DeBacco - Director



-------------------------------         ----------------------------------------
Robert W. Howard - Director             Anthony Grillo - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Joule Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 18, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP



Roseland, New Jersey
November 18, 1997

                                                                   SCHEDULE VIII

                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES

                           BALANCE          CHARGED TO           CHARGED                              BALANCE
                           BEGINNING        COSTS AND            TO OTHER                             END OF
DESCRIPTION                OF PERIOD        EXPENSES             ACCOUNTS      DEDUCTIONS             PERIOD
-----------                ---------        --------             --------      ----------             ------
Allowance for
  doubtful accounts:

Years Ended:

  September 30, 1995       $186,000         $120,000                --          $166,000              $140,000

  September 30, 1996       $140,000         $109,000                --          $ 32,000              $217,000

  September 30, 1997       $217,000         $ 87,000                            $104,000              $200,000

                                                                     SCHEDULE IX

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS

                                                               WEIGHTED            MAXIMUM          AVERAGE           WEIGHTED
                           CATEGORY OF                         AVERAGE             AMOUNT OF        AMOUNT            AVERAGE
                           AGGREGATE                           INTEREST RATE       BORROWINGS       OUTSTANDING       INTEREST RATE
                           SHORT-TERM        BALANCE AT        AT END OF           DURING THE       DURING THE        DURING THE
                           BORROWINGS        END OF YEAR       YEAR                YEAR             YEAR*             YEAR*
                           -----------       -----------       -------------       ----------       -----------       -------------
YEARS ENDED

  SEPTEMBER 30, 1995          BANKS           $4,105,000           9.75%           $4,155,000        $3,472,000           10.0%

  SEPTEMBER 30, 1996          BANKS           $2,343,000           7.70%           $4,305,000        $3,027,000            8.75%

  SEPTEMBER 30, 1997          BANKS           $1,295,000           7.75%           $2,743,000        $2,070,000            7.83%

*Average amount outstanding is based on daily averages. Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit                                           Page
------    ----------------------                                           ----

 3.1      Certificate of Incorporation, filed as Exhibit 3.1 to the          *
          Company's Registration Statement on Form S-1 (File No.
          33-7617) under the Securities Act of 1933, as amended (the
          "Form S-1"), and incorporated herein by reference.

 3.2      By-laws, as amended, filed as Exhibit 3.2 to the Form S-1          *
          and incorporated herein by reference.

 4.1      Loan and Security Agreement, dated as of February 20, 1991,        *
          between Registrant and United Jersey Bank Central, N.A., filed as Exhibit 4.1 to the Company's Annual Report on Form
          10-K for the year ended September 30, 1991 and incorporated herein by reference.

 4.1a     Third Modification and Extension Agreement, dated August 23,       *
          1995, between Registrant and United Jersey Bank, filed as
          Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

 4.1b     Fourth Modification and Extension Agreement dated February         *
          6, 1996 between Registrant and United Jersey Bank, filed as
          Exhibit 4.1b to the Company's Annual Report on form 10-K for the year ended September 30, 1996 an incorporated herein by reference.

 4.1c     Fifth Modification and Extension Agreement dated May 31,           *
          1996 between Registrant and United Jersey Bank, filed as
          Exhibit 4.1c to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

 4.1d     Sixth Modification and Extension Agreement dated May 31,          18
          1997, between registrant and Summit bank.

          The Company hereby agrees to furnish to the Commission upon its request any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed with respect to long-term debt which does not

                                                                           Page
                                                                           ----

          exceed 10 percent of the total assets of the registrant and        *
          its subsidiaries on a consolidated basis.

10.1      Lease Agreement, dated April 1, 1986, between Registrant and       *
          Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as Exhibit 10.5 to the Form
          S-1 and incorporated herein by reference.

10.2      Lease Agreement, dated January 1, 1987, between Registrant         *
          and E.N. Logothetis for Unit G, Mercerville Professional
          Park Condominiums, 2333 Whitehorse - Mercerville Road,
          Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
          September 25, 1987 and incorporated herein by reference.

10.3**    1988 Non-qualified Stock Option Plan, filed as Exhibit 10.13       *
          to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

10.4**    1991 Stock Option Plan, filed as Exhibit 10.11 to the              *
          Company's Annual Report on Form 10-K for the year ended
          September 30, 1991 and incorporated herein by reference.

13        Annual Report to Stockholders for the year ended September        38
          30, 1997.

21        List of Subsidiaries                                              55

23        Consent of Independent Public Accountants                         57

27        Financial Data Schedule (in EDGAR Filing only)


          *   Incorporated by Reference
          **  Compensatory Plan