Form 10-Q
period 1997-12-31
JOULE INC
filed 1998-02-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

(  ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

      For the transition period from_________________ to _________________

      Commission File Number 1-9477

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

                                 (732) 548-5444
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_        No ___

As of February 6, 1998 3,670,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets

                                                            December 31,   September 30,
         ASSETS                                                 1997           1997
         ------                                             ------------   -------------
                                                            (Unaudited)
CURRENT ASSETS:
    Cash                                                    $   140,000   $   139,000
     Accounts receivable, less allowance
           for doubtful accounts of $231,000 and $200,000
           for December 31 and September 30, respectively     6,815,000     6,820,000
     Prepaid expenses and other current assets                  541,000       146,000
                                                            -----------   -----------
                Total Current Assets                          7,496,000     7,105,000
PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION                                      3,715,000     3,633,000

GOODWILL AND OTHER ASSETS                                       102,000       105,000
                                                            -----------   -----------
                                                            $11,313,000   $10,843,000
                                                            ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank                                   $ 2,200,000   $ 1,295,000
    Accounts payable and accrued expenses                     1,484,000     1,472,000
    Accrued payroll and related taxes                           841,000     1,291,000
    Income taxes                                                     --       168,000
    Current portion of long term debt                            25,000        25,000
                                                            -----------   -----------
                    Total Current Liabilities                 4,550,000     4,251,000
LONG TERM DEBT                                                  400,000       406,000
                                                            -----------   -----------

                     Total Liabilities                        4,950,000     4,657,000
                                                            -----------   -----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
           Authorized 500,000 shares, none outstanding               --            --
     Common stock, $.01 par value:
           Authorized 10,000,000 shares-issued 3,816,000
                  shares                                         38,000        38,000
      Additional paid-in capital                              3,658,000     3,658,000
      Retained earnings                                       3,056,000     2,879,000
                                                            -----------   -----------
                                                              6,752,000     6,575,000
      LESS:  Cost of 146,000 shares of common
               stock held in treasury                           389,000       389,000
                                                            -----------   -----------
                  Total Stockholders' Equity                  6,363,000     6,186,000
                                                            -----------   -----------
                                                            $11,313,000   $10,843,000
                                                            ===========   ===========


     See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income

                                                        Three Months Ended
                                                   December 31,    December 31,
                                                       1997           1996
                                                   ------------    ------------
                                                   (Unaudited)     (Unaudited)

REVENUES                                           $ 12,304,000   $ 10,943,000
                                                   ------------   ------------

COSTS, EXPENSES AND OTHER:
      Cost of services                               10,035,000      9,087,000
      Selling, general & administrative expenses      1,921,000      1,638,000
      Interest expense                                   52,000         62,000
      Other                                                --           (1,000)
                                                   ------------   ------------

INCOME BEFORE INCOME TAX PROVISION                      296,000        157,000

INCOME TAX PROVISION                                    118,000         63,000
                                                   ------------   ------------

NET INCOME                                         $    178,000   $     94,000
                                                   ============   ============

BASIC AND DILUTED EARNINGS PER SHARE               $       0.05   $       0.03
                                                   ============   ============

AVERAGE COMMON SHARES OUTSTANDING                     3,670,000      3,661,000
                                                   ============   ============

AVERAGE COMMON SHARES AND COMMON
      EQUIVALENTS OUTSTANDING                         3,673,000      3,663,000
                                                   ============   ============

     See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Three Months Ended
                                                                       December 31,    December 31,
                                                                           1997            1996
                                                                       ------------    ------------
                                                                        (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                       $   178,000    $    94,000
  Adjustments to reconcile net income to
     net cash flows provided by (used in) operating
     activities:
        Depreciation and amortization                                       122,000        118,000
        Provision for losses on accounts receivable                          31,000         18,000
        Changes in operating assets and liabilities:
         Accounts receivable                                                (26,000)     1,107,000
         Prepaid expenses and other assets                                 (400,000)        26,000
         Accounts payable and accrued expenses                               12,000       (606,000)
         Accrued payroll and related taxes                                 (450,000)      (557,000)
         Income taxes                                                      (168,000)        12,000
                                                                        -----------    -----------
            Net cash flows provided by (used in) operating activities      (701,000)       212,000
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                   (197,000)       (46,000)
                                                                        -----------    -----------
       Net cash flows used in investing activities                         (197,000)       (46,000)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in loans payable to bank                              905,000        (45,000)
  Payment of long term debt                                                  (6,000)        (6,000)
                                                                        -----------    -----------
       Net cash flows provided by (used in) financing activities            899,000        (51,000)
                                                                        -----------    -----------

NET CHANGE IN CASH                                                            1,000        115,000

CASH, BEGINNING OF PERIOD                                                   139,000        175,000
                                                                        -----------    -----------

CASH, END OF PERIOD                                                     $   140,000    $   290,000
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

          Interest paid                                                 $    48,000    $    62,000
                                                                        ===========    ===========

          Income taxes paid                                             $   335,000    $    53,000
                                                                        ===========    ===========


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

(2) During the first quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations


     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Over 90% of revenue in each period is billed on a direct cost plus markup basis. Revenues increased approximately 12% to $12.3 million during the first three months of fiscal 1998 from $10.9 million for the year earlier period. Commercial staffing revenue increased 10% to $4.4 million in 1998 from $4.0 million in 1997. Technical staffing revenue was $3.6 million in 1998, a 29% increase over 1997 revenue of $2.8 million. Industrial revenue increased to $4.3 million in 1998 from $4.2 million in 1997, a 2% increase. Cost of services improved to 81.6% of revenue in the 1998 first quarter compared to 83.0% for the 1997 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

     Selling, general and administrative expenses were $1.9 million, or 15.6% of revenues for the 1998 period compared to $1.6 million, or 15.0% of revenues for the 1997 period. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to maintaining the Company's branch offices. The current period increase was principally due to higher staff employee related expenses necessitated by current market conditions.

     Interest expense was $52,000 for the 1998 quarter, a 16.1% decrease from 1997, reflecting a decrease in average borrowings. The effective tax rate approximated 40% in both periods. As a result of the above, net income increased to $178,000 or $0.05 per share, basic and diluted, in 1998 compared with net income of $94,000 or $0.03 per share, basic and diluted, for the 1997 period.

                           JOULE INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Liquidity and Capital Resources

Current assets at December 31, 1997 were $7,496,000 as compared to $7,105,000 at September 30, 1997 and current liabilities were $4,550,000 compared to $4,251,000 as of September 30, 1997. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's prime rate with a LIBOR plus two and one quarter percent option; $2,200,000 was outstanding under this line as of December 31, 1997.

The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on February 4, 1998.

(b) The following directors were elected at the annual meeting with the votes as indicated:

                                            VOTES FOR        VOTES WITHHELD
                                            ---------        --------------
       Richard Barnitt                      3,630,559             1,120
       Paul DeBacco                         3,630,559             1,120
       Robert W. Howard                     3,630,559             1,120
       Emanuel N. Logothetis                3,630,559             1,120
       Nick M. Logothetis                   3,630,559             1,120
       Steven Logothetis                    3,630,559             1,120

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

                                        JOULE INC.
                                        (Registrant)

February 11, 1998                        /s/ E. N. Logothetis, Chairman
                                        -------------------------------------
                                        E. N. Logothetis, Chairman
                                        (Principal Executive Officer)


February 11, 1998
                                         /s/ Bernard G. Clarkin
                                        --------------------------------------
                                        Bernard G. Clarkin, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)