Form 10-Q
period 1998-03-31
JOULE INC
filed 1998-05-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                 (732) 548-5444
              ( Registrant=s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    _X_         No ___

As of May 6, 1998, 3,670,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets

                                                             March 31,    September 30,
         ASSETS                                                1998          1997
                                                            -----------   -----------
                                                            (Unaudited)
CURRENT ASSETS:
    Cash                                                    $   141,000   $   139,000
     Accounts receivable, less allowance
           for doubtful accounts of $258,000 and $200,000
           for March 31 and September 30, respectively        7,794,000     6,820,000
     Prepaid expenses and other current assets                  468,000       146,000
                                                            -----------   -----------
                Total Current Assets                          8,403,000     7,105,000
PROPERTY AND EQUIPMENT, NET OF
ACCUMULATED DEPRECIATION                                      3,728,000     3,633,000

GOODWILL AND OTHER ASSETS                                        94,000       105,000
                                                            -----------   -----------
                                                            $12,225,000   $10,843,000
                                                            ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank                                   $ 2,350,000   $ 1,295,000
    Accounts payable and accrued expenses                     1,392,000     1,472,000
    Accrued payroll and related taxes                         1,359,000     1,291,000
    Income taxes                                                131,000       168,000
    Current portion of long term debt                            25,000        25,000
                                                            -----------   -----------
                    Total Current Liabilities                 5,257,000     4,251,000
LONG TERM DEBT                                                  394,000       406,000
                                                            -----------   -----------

                     Total Liabilities                        5,651,000     4,657,000
                                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
           Authorized 500,000 shares, none outstanding             --            --
     Common stock, $.01 par value:
           Authorized 10,000,000 shares-issued 3,816,000
                  shares                                         38,000        38,000
      Additional paid-in capital                              3,658,000     3,658,000
      Retained earnings                                       3,267,000     2,879,000
                                                            -----------   -----------
                                                              6,963,000     6,575,000
      LESS:  Cost of 146,000 shares of common
                stock held in treasury                          389,000       389,000
                                                            -----------   -----------
                   Total Stockholders' Equity                 6,574,000     6,186,000
                                                            -----------   -----------
                                                            $12,225,000   $10,843,000
                                                            ===========   ===========


See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income

                                                       Three Months Ended               Six Months Ended
                                                     March 31,      March 31,       March 31,      March 31,
                                                       1998           1997            1998           1997
                                                   ------------   ------------    ------------   ------------
                                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
REVENUES                                           $ 13,646,000   $ 12,471,000    $ 25,950,000   $ 23,414,000
                                                   ------------   ------------    ------------   ------------

COSTS, EXPENSES AND OTHER:

      Cost of services                               11,223,000     10,113,000      21,258,000     19,200,000
      Selling, general & administrative expenses      2,001,000      1,796,000       3,922,000      3,434,000
      Interest expense                                   59,000         52,000         111,000        114,000
      Other                                              13,000        (19,000)         13,000        (20,000)
                                                   ------------   ------------    ------------   ------------
INCOME BEFORE INCOME TAX PROVISION                      350,000        529,000         646,000        686,000
INCOME TAX PROVISION                                    140,000        211,000         258,000        274,000
                                                   ------------   ------------    ------------   ------------
NET INCOME                                         $    210,000   $    318,000    $    388,000   $    412,000
                                                   ============   ============    ============   ============
BASIC AND DILUTED EARNINGS PER SHARE               $       0.06   $       0.09    $       0.11   $       0.11
                                                   ============   ============    ============   ============
AVERAGE COMMON SHARES OUTSTANDING - BASIC             3,670,000      3,661,000       3,670,000      3,661,000
                                                   ============   ============    ============   ============
AVERAGE COMMON SHARES AND COMMON
      EQUIVALENTS OUTSTANDING - DILUTED               3,673,000      3,663,000       3,673,000      3,663,000
                                                   ============   ============    ============   ============


See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                 Six Months Ended
                                                                              March 31,     March 31,
                                                                                1998          1997
                                                                            -----------    -----------
                                                                            (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                            $   388,000    $   412,000
      Adjustments to reconcile net income to
         net cash flows provided by (used in) operating
         activities:
            Depreciation and amortization                                       246,000        223,000
            Provision for losses on accounts receivable                          58,000         44,000
            Changes in operating assets and liabilities:
             Accounts receivable                                             (1,032,000)      (163,000)
             Prepaid expenses and other assets                                 (325,000)       154,000
             Accounts payable and accrued expenses                              (81,000)      (473,000)
             Accrued payroll and related taxes                                   68,000         47,000
             Income taxes                                                       (37,000)        29,000
                                                                            -----------    -----------
                Net cash flows provided by (used in) operating activities      (715,000)       273,000
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Acquisitions of property and equipment                               (326,000)      (114,000)
                                                                            -----------    -----------
               Net cash flows used in investing activities                     (326,000)      (114,000)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase (decrease) in loans payable to bank                        1,055,000       (193,000)
          Payment of long term debt                                             (12,000)       (12,000)
                                                                            -----------    -----------
               Net cash flows provided by (used in) financing activities      1,043,000       (205,000)
                                                                            -----------    -----------

NET CHANGE IN CASH                                                                2,000        (46,000)

CASH, BEGINNING OF PERIOD                                                       139,000        175,000
                                                                            -----------    -----------

CASH, END OF PERIOD                                                         $   141,000    $   129,000
                                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

          Interest paid                                                     $   104,000    $   114,000
                                                                            ===========    ===========

          Income taxes paid                                                 $   338,000    $    80,000
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

(2) During the first quarter ended December 31, 1997, the Company adopted the provisions of statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS 128). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Previously reported EPS amounts have been restated under the new standard.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Over 90% of revenue in each period is billed on a direct cost plus markup basis. Revenue increased approximately 9% to $13.6 million for the three months ended March 31, 1998 from $12.5 million for the year earlier period. Revenue for the first six months of fiscal 1998 amounted to $26.0 million, an increase of 11% or $2.5 million over the comparable six month period of 1997. Commercial staffing revenue increased 7% to $4.7 million and 8% to $9.1 million for the respective three and six month periods ended March 31, 1998. Technical staffing revenue was $3.9 million in the current 1998 quarter, a 26% increase over the 1997 quarterly revenue of $3.1 million, and rose 28% to $7.6 million as compared to the 1997 six month period. Industrial revenue for the 1998 three and six month periods was slightly higher than the comparable 1997 periods. Cost of services amounted to 82.2% of revenue in the current three months compared to 81.0% in the same prior year period due to the completion of marginal fixed price projects in the current period and startup costs incurred to initiate an employee van transportation service. Cost of services amounted to 81.9% of revenue in both the current and prior year six month periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

     Selling, general and administrative expenses amounted to $2.0 million and $3.9 million for the three and six months ended March 31, 1998 compared to $1.8 million and $3.4 million for the year earlier periods, and represented 14.7% and 15.1% of revenue in the 1998 periods, a slight increase over the comparable 1997 periods of 14.4% and 14.7% of revenue. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to maintaining the Company's branch offices. These increases are principally due to higher staff employee related expenses necessitated by current market conditions.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)


     Interest expense amounted to $59,000 and $111,000 for the 1998 three and six month periods compared to $52,000 and $114,000 for the respective prior year periods, reflecting an increase in average borrowings in the 1998 second quarter offset by a decrease in average borrowings in the 1998 first quarter. The effective tax rate approximated 40% for all periods presented. As a result of the above, net income for the 1998 six month period was $388,000 or $0.11 per share, basic and diluted, compared with net income of $412,000 or $0.11 per share, basic and diluted, for the 1997 period; for the 1998 three month period, net income was $210,000 or $0.06 per share, basic and diluted, compared to $318,000 or $0.09 per share, basic and diluted.


Liquidity and Capital Resources

     Current assets at March 31, 1998 were $8,403,000 as compared to $7,105,000 at September 30, 1997 and current liabilities were $5,257,000 at March 31, 1998 compared to $4,251,000 as of September 30, 1997. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's prime rate with a LIBOR plus two and one quarter percent option; $2,350,000 was outstanding under this line as of March 31, 1998.

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

                                   JOULE INC.
                                  (Registrant)

May 12, 1998
                                           E.N. Logothetis
                                   ---------------------------------------------
                                    E. N. Logothetis, Chairman
                                   (Principal Executive Officer)


May 12, 1998
                                          Bernard G. Clarkin
                                   ---------------------------------------------
                                   Bernard G. Clarkin, Vice President and Chief
                                   Financial Officer
                                   (Principal Financial Officer)