Form 10-Q
period 1998-06-30
JOULE INC
filed 1998-08-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File Number 1-9477

                                   Joule Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)

           Delaware                                        22-2735672
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  1245 Route 1 South, Edison, New Jersey  08837
                  ---------------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (732) 548-5444
              ( Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

As of August 4, 1998, 3,670,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements

                           Joule Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                         June 30,     September 30,
              ASSETS                                       1998            1997
              ------                                   -----------     ------------
                                                       (Unaudited)
CURRENT ASSETS:
  Cash                                                 $   151,000     $   139,000
  Accounts receivable, less allowance
    for doubtful accounts of $285,000 and $200,000
    for June 30 and September 30, respectively           8,062,000       6,820,000
  Prepaid expenses and other current assets                453,000         146,000
                                                       -----------     -----------
        Total Current Assets                             8,666,000       7,105,000
PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION                               3,751,000       3,633,000

GOODWILL AND OTHER ASSETS                                   87,000         105,000
                                                       -----------     -----------
                                                       $12,504,000     $10,843,000
                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Loans payable to bank                                $ 2,700,000     $ 1,295,000
  Accounts payable and accrued expenses                  1,165,000       1,472,000
  Accrued payroll and related taxes                      1,327,000       1,291,000
  Income taxes                                              31,000         168,000
  Current portion of long term debt                         25,000          25,000
                                                       -----------     -----------
        Total Current Liabilities                        5,248,000       4,251,000
LONG TERM DEBT                                             388,000         406,000
                                                       -----------     -----------
        Total Liabilities                                5,636,000       4,657,000
                                                       -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 500,000 shares, none outstanding                 --              --
  Common stock, $.01 par value:
    Authorized 10,000,000 shares-issued 3,816,000
      shares                                                38,000          38,000
  Additional paid-in capital                             3,658,000       3,658,000
  Retained earnings                                      3,561,000       2,879,000
                                                       -----------     -----------
                                                         7,257,000       6,575,000
  LESS: Cost of 146,000 shares of common
        stock held in treasury                             389,000         389,000
                                                       -----------     -----------
        Total Stockholders' Equity                       6,868,000       6,186,000
                                                       -----------     -----------
                                                       $12,504,000     $10,843,000
                                                       ===========     ===========

See accompanying notes to consolidated financial statements.

                           Joule Inc. and Subsidiaries
                        Consolidated Statements of Income

                                                       Three Months Ended                 Nine Months Ended
                                                 -----------------------------      -----------------------------
                                                   June 30,         June 30,          June 30,         June 30,
                                                     1998             1997              1998             1997
                                                 ------------     ------------      ------------     ------------
                                                  (Unaudited)     (Unaudited)       (Unaudited)      (Unaudited)
REVENUES                                         $ 14,392,000     $ 12,762,000      $ 40,342,000     $ 36,176,000
                                                 ------------     ------------      ------------     ------------

COSTS, EXPENSES AND OTHER:
  Cost of services                                 11,730,000       10,355,000        32,988,000       29,555,000
  Selling, general & administrative expenses        2,099,000        1,842,000         6,020,000        5,276,000
  Interest  expense                                    69,000           54,000           180,000          168,000
  Other                                                 4,000          (14,000)           18,000          (34,000)
                                                 ------------     ------------      ------------     ------------

INCOME BEFORE INCOME TAX PROVISION                    490,000          525,000         1,136,000        1,211,000

INCOME TAX PROVISION                                  196,000          210,000           454,000          484,000
                                                 ------------     ------------      ------------     ------------

NET INCOME                                       $    294,000     $    315,000      $    682,000     $    727,000
                                                 ============     ============      ============     ============

BASIC AND DILUTED EARNINGS PER SHARE             $       0.08     $       0.09      $       0.19     $       0.20
                                                 ============     ============      ============     ============

AVERAGE COMMON SHARES OUTSTANDING-BASIC             3,670,000        3,661,000         3,670,000        3,661,000
                                                 ============     ============      ============     ============

AVERAGE COMMON SHARES AND COMMON
  EQUIVALENTS OUTSTANDING-DILUTED                   3,673,000        3,663,000         3,673,000        3,663,000
                                                 ============     ============      ============     ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                             Nine Months Ended
                                                                        ----------------------------
                                                                          June 30,        June 30,
                                                                            1998            1997
                                                                        -----------      -----------
                                                                        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $   682,000      $   727,000
  Adjustments to reconcile net income to
    net cash flows provided by (used in) operating
    activities:
      Depreciation and amortization                                         405,000          344,000
      Provision for losses on accounts receivable                            84,000           71,000
      Changes in operating assets and liabilities:
        Accounts receivable                                              (1,326,000)         514,000
        Prepaid expenses and other assets                                  (310,000)         190,000
        Accounts payable and accrued expenses                              (307,000)      (1,152,000)
        Accrued payroll and related taxes                                    36,000           44,000
        Income taxes                                                       (137,000)          47,000
                                                                        -----------      -----------
          Net cash flows provided by (used in) operating activities        (873,000)         785,000
                                                                        -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                   (502,000)        (176,000)
                                                                        -----------      -----------
          Net cash flows used in investing activities                      (502,000)        (176,000)
                                                                        -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in loans payable to bank                           1,405,000         (543,000)
   Payment of long term debt                                                (18,000)         (19,000)
                                                                        -----------      -----------
          Net cash flows provided by (used in) financing activities       1,387,000         (562,000)
                                                                        -----------      -----------
NET CHANGE IN CASH                                                           12,000           47,000

CASH, BEGINNING OF PERIOD                                                   139,000          175,000
                                                                        -----------      -----------
CASH, END OF PERIOD                                                     $   151,000      $   222,000
                                                                        ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

  Interest paid                                                         $   174,000      $   172,000
                                                                        ===========      ===========

  Income taxes paid                                                     $   638,000      $   272,000
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

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Over 90% of revenue in each period is billed on a direct cost plus markup basis. Revenue increased approximately 13% to $14.4 million for the three months ended June 30, 1998 from $12.8 million for the year earlier period. Revenue for the first nine months of fiscal 1998 amounted to $40.3 million, an increase of 12% or $4.2 million over the comparable nine month period of 1997. Commercial staffing revenue for the three month period ended June 30, 1998 decreased 4% to $5.3 million, compared to the same prior year period while nine month revenues increased 4% over the prior year, to $14.4 million. This quarterly decline is not expected to recur in upcoming quarters. Technical staffing revenue was $4.4 million in the current 1998 quarter, a 25% increase over the 1997 quarterly revenue of $3.5 million, and rose 27% to $11.9 million as compared to the 1997 nine month period. Industrial staffing revenue rose 25% to $4.7 million and 9% to $14.0 million for the 1998 three and nine month periods. Cost of services amounted to 81.5% of revenue during the current three months compared to 81.2% a year earlier due to the continuing but less significant impact of employee van transportation costs, while for nine months the cost of services as a percentage of revenue was virtually unchanged at 8l.8%. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services.

     Selling, general and administrative expenses amounted to $2.1 million and $6.0 million for the three and nine months ended June 30, 1998 compared to $1.8 million and $5.3 million for the year earlier periods, and represented 14.6% and 14.9% of revenue in the 1998 periods, a slight increase over the comparable 1997 periods of 14.4% and 14.6% of revenue. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to maintaining the Company's branch offices. These increases are principally due to higher staff employee related expenses necessitated by current labor market conditions.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (continued)

     Interest expense amounted to $69,000 and $180,000 for the 1998 three and nine month periods compared to $54,000 and $168,000 for the respective prior year periods, reflecting an increase in average borrowings to support increasing business volume during 1998. The effective tax rate approximated 40% for all periods presented. As a result of the above, net income for the 1998 nine month period was $682,000 or $0.19 per share, basic and diluted, compared with net income of $727,000 or $0.20 per share, basic and diluted, for the 1997 period; for the 1998 three month period, net income was $294,000 or $0.08 per share, basic and diluted, compared to $315,000 or $0.09 per share, basic and diluted.


Liquidity and Capital Resources

     Current assets at June 30, 1998 were $8,666,000 as compared to $7,105,000 at September 30, 1997 and current liabilities were $5,248,000 at June 30, 1998 compared to $4,251,000 as of September 30, 1997. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables and bear interest at the bank's prime rate, less 25 basis points, with a LIBOR plus one hundred and fifty basis point option; $2,700,000 was outstanding under this line as of June 30, 1998.

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

                                        JOULE INC.
                                        (Registrant)

August 12, 1998
                                                   E.N. Logothetis
                                        ---------------------------------------
                                        E. N. Logothetis, Chairman
                                        (Principal Executive Officer)


August 12, 1998
                                                   Bernard G. Clarkin
                                        ---------------------------------------
                                        Bernard G. Clarkin, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)