Form 10-K
period 1998-09-30
JOULE INC
filed 1998-12-30
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended September 30, 1998
                                       OR
( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 2, 1998, was approximately $ 2,730,000.

As of December 2, 1998, there were 3,670,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission (The "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (the "1998 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1. BUSINESS

General

     Joule Inc. and its subsidiaries are engaged in the business of personnel outsourcing, as a supplier to industry of staffing service personnel. These services focus on supplying commercial (skilled office and light industrial) workers, technical professionals, and skilled craft industrial plant and facility maintenance personnel to business and industry on a temporary basis. The Company derived 70%, 71% and 68% of its revenue from services provided to customers in New Jersey in 1998, 1997 and 1996, respectively.

     All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, over 90% of revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. During the fiscal year ended September 30, 1998, the Company furnished approximately 9,000 employees to more than 1,200 clients. At September 30, 1998, approximately 2,000 employees were on assignment to approximately 400 clients for periods ranging in duration from one day to several years.

     The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

     The Company supplies commercial (skilled office and light industrial workers) to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through ten offices in New Jersey and one in Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the client's full-time employees and, in other cases to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. In 1998, the Company initiated a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which currently partially offsets the cost of the program. During 1998, the number of office and light industrial workers on assignment per week averaged 1,100, and such services contributed approximately 37%, 38% and 31% of revenues in 1998, 1997 and 1996, respectively.

The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted from Edison, New Jersey. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 1998, the number of technical workers on assignment per week averaged over 300, and such services contributed approximately 30%, 27% and 24% of revenues in 1998, 1997 and 1996, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and reassembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. Travel expenses are also billed to customers when appropriate. During 1998, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 300. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 33%, 35% and 45% of revenues in fiscal 1998, 1997 and 1996, respectively.

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

Customers and Marketing

     A significant portion of the Company's business represents repeat orders. For fiscal 1998 over 70% of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 1998, 1997 or 1996.

Personnel Assignment and Recruitment

     The Company maintains a computerized data base of information on potential employees. It uses optical scanning equipment, where appropriate, to enhance its resume' data base retrieval system. The data base contains information on office services and light industrial personnel, engineering and other technical and scientific personnel, and skilled industrial personnel, classified by skill, residence, experience and current availability for assignment. When called upon to fill an assignment, the Company's recruiting specialists match the client's specifications with the information in the data base on these potential employees. The ability to update, expand and rapidly access the data base is important to the Company's success. The Company's branch offices have direct, on-line access to the data base. Direct access is especially important in the office services and technical areas where immediate response to client orders is required. In addition, it is important in the technical services operation because of the diversity of skills involved.

     The Company recruits personnel through advertisements in local media and trade journals, at job fairs, and through referrals by current and past employees. Personnel listed in the Company's data base generally do not work exclusively for the Company. Compensation and location of the assignment are the principal factors considered by such personnel when choosing from competing assignments. The Company considers its pay scale to be competitive.

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

Employees

     At September 30, 1998, the Company employed approximately 130 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 2,000 persons on assignment to approximately 400 clients. The Company is a party to collective bargaining agreements covering approximately 200 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building and also owns a building adjacent to its corporate headquarters which serves as operational headquarters for some of the Company's divisions and is linked to other offices by computer network and communications equipment. Three facilities are leased from Emanuel N. Logothetis, the Chairman of the Board of the Company, at an aggregate annual rent of approximately $50,000, plus applicable real estate taxes, under terms and conditions that, in the opinion of management, are not less favorable than would have been available from unaffiliated parties. The Company entered into a three year lease with the purchaser of property formerly owned by an affiliate, in 1997. Annual rentals under this lease approximate $133,000. The Company subleases most of this space to the affiliate which reimburses the Company approximately $118,000 annually. Eleven additional facilities, comprising approximately 35,000 square feet of space, are leased from unaffiliated parties at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. In October 1998, the Company decided to settle a lawsuit. While the Company felt that the case was without merit, it settled to contain legal expenses, which began to escalate during the fourth quarter; legal settlement and related costs provided for and incurred amounted to $285,000 in the fourth quarter and $323,000 for all of fiscal 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 2, 1998 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

     Emanuel N. Logothetis, age 68, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988.

     John G. Wellman, Jr., age 50, was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March, 1998. Prior to that he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through March, 1998.

     Bernard G. Clarkin, age 49, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

     John Logothetis, age 45, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

     Stephen Demanovich, age 44, was elected a Vice President in May, 1997. He had been General Manager of Joule Technical Staffing since March, 1995 and prior thereto had been Recruiting Manager since joining the Company in February, 1989.

     Anthony Trotter, age 41, was elected a Vice President on February 4, 1998. He was appointed Vice President in August, 1997 when he joined the Company. Prior to that he was employed as Vice President of Staff Management Services from October, 1995 through July, 1997. He was Vice President of Best Temporaries from December, 1994 through September, 1995. Prior to that he was an Area Manager for Novell Services, Inc. from March, 1992 through August, 1994.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on page 12 of the 1998 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the "Selected Financial Information", included on the inside cover of the 1998 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on page 6 of the 1998 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 7 to 11 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III
                                    --------

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


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements
     --------------------

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the 1998 Annual Report.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 1998, 1997 and 1996, respectively.

          Consolidated Balance Sheets as of September 30, 1998 and 1997, respectively.

          Consolidated Statements of Income for the Years Ended September 30, 1998, 1997 and 1996, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 1998, 1997 and 1996, respectively.

          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 1998, 1997 and 1996, respectively.

          Notes to Consolidated Financial Statements.

     The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

               Report of Independent Public Accountants as to Schedules......F-1

               Financial Statement Schedules:

                    VIII - Valuation and Qualifying Accounts.................F-2

                    IX - Short-term Borrowings...............................F-3

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

     4.1d -- Sixth Modification and Extension Agreement dated May 31, 1997 between Registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

     4.1e -- Seventh Modification and Extension Agreement dated May 31, 1998 between registrant and Summit bank.

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

     10.2 -- Lease Agreement, dated January 1, 1987, between Registrant and E.N. Logothetis for Unit G, Mercerville Professional Park Condominiums, 2333 Whitehorse - Mercerville Road, Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

     10.3*-- 1988 Non-qualified Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     10.4*-- 1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     13   --   Annual Report to Stockholders for the year ended September 30,
               1998.

     21   --   List of Subsidiaries.

     23   --   Consent of Independent Public Accountants

     27   --   Financial Data Schedule (in EDGAR filing only)



----------
     *    Compensatory Plan

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOULE INC.

Dated:  December 24, 1998               Emanuel N. Logothetis
                                        -----------------------------------
                                        Emanuel N. Logothetis,
                                        Chairman of the Board and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 1998.



Emanuel N. Logothetis                        Bernard G. Clarkin
------------------------------------         -----------------------------------
Emanuel N. Logothetis                        Bernard G. Clarkin
Chairman of the Board, President and         Vice President and Chief Financial
Director (Principal Executive                Officer (Principal Financial
Officer)                                     Officer and Accounting Officer)



Nick M. Logothetis
------------------------------------         -----------------------------------
Nick M. Logothetis - Director                Steven Logothetis - Director



Richard Barnitt                              Paul De Bacco
------------------------------------         -----------------------------------
Richard Barnitt - Director                   Paul DeBacco - Director



------------------------------------
Robert W. Howard - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To Joule Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 19, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP



Roseland, New Jersey
November 19, 1998

                                                                   SCHEDULE VIII
                                                                   -------------

                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES


                              BALANCE        CHARGED TO     CHARGED                       BALANCE
                              BEGINNING      COSTS AND      TO OTHER                      END OF
DESCRIPTION                   OF PERIOD      EXPENSES       ACCOUNTS       DEDUCTIONS     PERIOD
-----------                   ---------      ----------     --------       ----------     -------
Allowance for
  doubtful accounts:

Years Ended:

  September 30, 1996          $140,000       $109,000       --             $ 32,000       $217,000

  September 30, 1997          $217,000       $ 87,000       --             $104,000       $200,000

  September 30, 1998          $200,000       $ 93,000       --             $ 26,000       $267,000

                                                                     SCHEDULE IX
                                                                     -----------

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS

                                                            WEIGHTED         MAXIMUM       AVERAGE        WEIGHTED
                              CATEGORY OF                   AVERAGE          AMOUNT OF     AMOUNT         AVERAGE
                              AGGREGATE                     INTEREST RATE    BORROWINGS    OUTSTANDING    INTEREST RATE
                              SHORT-TERM     BALANCE AT     AT END OF        DURING THE    DURING THE     DURING THE
                              BORROWINGS     END OF YEAR    YEAR             YEAR          YEAR*          YEAR*
                              -----------    -----------    -------------    ----------    -----------    -------------
YEARS ENDED

  SEPTEMBER 30, 1996          BANKS          $2,343,000     7.70%            $4,305,000    $3,027,000     8.75%

  SEPTEMBER 30, 1997          BANKS          $1,295,000     7.75%            $2,743,000    $2,070,000     7.83%

  SEPTEMBER 30, 1998          BANKS          $3,100,000     7.16%            $3,271,000    $2,538,000     7.80%

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

                                  EXHIBIT INDEX

Exhibit
Number   Description of Exhibit                                            Page
------   ----------------------                                            ----

3.1       Certificate of Incorporation, filed as Exhibit 3.1 to            *
          the Company's Registration Statement on Form S-1 (File
          No. 33-7617) under the Securities Act of 1933, as amended (the AForm S-1"), and incorporated herein by reference.

3.2       By-laws, as amended, filed as Exhibit 3.2 to the Form            *
          S-1 and incorporated herein by reference.

4.1       Loan and Security Agreement, dated as of February 20,            *
          1991, between Registrant and United Jersey Bank
          Central, N.A., filed as Exhibit 4.1 to the Company's
          Annual Report on Form 10-K for the year ended September
          30, 1991 and incorporated herein by reference.

4.1a      Third Modification and Extension Agreement, dated                *
          August 23, 1995, between Registrant and United Jersey
          Bank, filed as Exhibit 4.1a to the Company's Annual
          Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

4.1b      Fourth Modification and Extension Agreement dated                *
          February 6, 1996 between Registrant and United Jersey
          Bank, filed as Exhibit 4.1b to the Company's Annual
          Report on form 10-K for the year ended September 30, 1996 an incorporated herein by reference.

4.1c      Fifth Modification and Extension Agreement dated May             *
          31, 1996 between Registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1d      Sixth Modification and Extension Agreement dated May             *
          31, 1997 between Registrant and Summit Bank, filed as
          Exhibit 4.1d to the Company's Annual Report on form
          10-K for the year ended September 30, 1997 and incorporated herein by reference.

4.1e      Seventh Modification and Extension Agreement dated May           18
          31, 1998, between registrant and Summit bank.

                                                                           Page
                                                                           ----

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

10.1      Lease Agreement, dated April 1, 1986, between                    *
          Registrant and Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as
          Exhibit 10.5 to the Form S-1 and incorporated herein by reference.

10.2      Lease Agreement, dated January 1, 1987, between                  *
          Registrant and E.N. Logothetis for Unit G, Mercerville
          Professional Park Condominiums, 2333 Whitehorse -
          Mercerville Road, Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form
          10-K for the year ended September 25, 1987 and incorporated herein by reference.

10.3**    1988 Non-qualified Stock Option Plan, filed as Exhibit           *
          10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

10.4**    1991 Stock Option Plan, filed as Exhibit 10.11 to the            *
          Company's Annual Report on Form 10-K for the year ended
          September 30, 1991 and incorporated herein by reference.

13        Annual Report to Stockholders for the year ended                 35
          September 30, 1998.

21        List of Subsidiaries                                             52

23        Consent of Independent Public Accountants                        54

27        Financial Data Schedule (in EDGAR Filing only)


          *    Incorporated by Reference
          **   Compensatory Plan

Page