Form 10-Q
period 1998-12-31
JOULE INC
filed 1999-02-11
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

     Commission File Number 1-9477


                                    Joule Inc
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

Yes _X_    No ___

As of February 5, 1999, 3,674,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information                 Joule Inc. And Subsidiaries
Item 1. Financial Statements                   Consolidated Balance Sheets


                                                                      December 31,     September 30,
                                                                          1998              1998
                                                                      -----------       -----------
ASSETS                                                               (Unaudited)
------
CURRENT ASSETS:
    Cash                                                              $   157,000       $   233,000
    Accounts receivable, less allowance
           for doubtful accounts of $294,000 and $267,000
           for December 31 and September 30, respectively               9,659,000         8,549,000
    Prepaid expenses and other current assets                             217,000           343,000
                                                                      -----------       -----------
                Total Current Assets                                   10,033,000         9,125,000

PROPERTY AND EQUIPMENT, NET                                             3,662,000         3,707,000

GOODWILL AND OTHER ASSETS                                                  78,000            81,000
                                                                      -----------       -----------
                                                                      $13,773,000       $12,913,000
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                             $ 3,700,000       $ 3,100,000
    Accounts payable and accrued expenses                               1,108,000           682,000
    Accrued payroll and related taxes                                   1,277,000         1,833,000
    Income taxes                                                           38,000                --
    Current portion of long term debt                                     400,000            25,000
                                                                      -----------       -----------
                 Total Current Liabilities                              6,523,000         5,640,000
LONG TERM DEBT                                                               --             381,000
                                                                      -----------       -----------

                 Total Liabilities                                      6,523,000         6,021,000
                                                                      -----------       -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                           --                --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,816,000
               shares                                                      38,000            38,000
    Additional paid-in capital                                          3,658,000         3,658,000
    Retained earnings                                                   3,943,000         3,585,000
                                                                      -----------       -----------
                                                                        7,639,000         7,281,000

    LESS:  Cost of 146,000 shares of common
                stock held in treasury                                    389,000           389,000
                                                                      -----------       -----------
                   Total Stockholders' Equity                           7,250,000         6,892,000
                                                                      -----------       -----------
                                                                      $13,773,000       $12,913,000
                                                                      ===========       ===========


See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income


                                                          Three Months Ended
                                                      --------------------------
                                                      December 31,  December 31,
                                                         1998           1997
                                                      ------------  ------------
                                                      (Unaudited)   (Unaudited)

REVENUES                                              $15,413,000   $12,304,000
                                                      -----------   -----------

COSTS, EXPENSES AND OTHER:
      Cost of services                                 12,370,000    10,035,000
      Selling, general & administrative expenses        2,371,000     1,921,000
      Interest expense                                     76,000        52,000
                                                      -----------   -----------

INCOME BEFORE INCOME TAX PROVISION                        596,000       296,000

INCOME TAX PROVISION                                      238,000       118,000
                                                      -----------   -----------

NET INCOME                                            $   358,000   $   178,000
                                                      ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE                       $ 0.10        $ 0.05
                                                      ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING-BASIC                 3,670,000     3,670,000
                                                      ===========   ===========

AVERAGE COMMON SHARES AND COMMON
     EQUIVALENTS OUTSTANDING - DILUTED                  3,671,000     3,673,000
                                                      ===========   ===========


See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                          Three Months Ended
                                                                      December 31     December 31
                                                                         1998             1997
                                                                     ------------     -----------
                                                                     (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                      $   358,000      $   178,000
     Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                  159,000          122,000
          Provision for losses on accounts receivable                     27,000           31,000
          Changes in operating assets and liabilities:
              Accounts receivable                                     (1,137,000)         (26,000)
              Prepaid expenses and other assets                          (47,000)        (400,000)
              Accounts payable and accrued expenses                      426,000           12,000
              Accrued payroll and related taxes                         (555,000)        (450,000)
              Current portion of long term debt                          375,000             --
              Income taxes                                               206,000         (168,000)
                                                                     -----------      -----------
                 Net cash flows (used in) operating activities          (188,000)        (701,000)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                        (107,000)        (197,000)
                                                                     -----------      -----------
              Net cash flows used in investing activities               (107,000)        (197,000)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase in loans payable to bank                              600,000          905,000
          Payment of long term debt                                     (381,000)          (6,000)
                                                                     -----------      -----------
              Net cash flows provided by financing activities            219,000          899,000
                                                                     -----------      -----------

NET CHANGE IN CASH                                                       (76,000)           1,000

CASH, BEGINNING OF PERIOD                                                233,000          139,000
                                                                     -----------      -----------

CASH, END OF PERIOD                                                  $   157,000      $   140,000
                                                                     ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                          $    64,000      $    48,000
                                                                     ===========      ===========

              Income taxes paid                                      $   124,000      $   335,000
                                                                     ===========      ===========


See accompanying notes to consolidated financial statements.

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

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Approximately 95% or more of revenue in each period was billed on a direct cost plus markup basis. Revenue increased 25% to $ 15.4 million during the first three months of fiscal 1999 from $12.3 million for the year earlier period. Commercial staffing revenue increased 48% to $6.5 in 1999 from $4.4 million in 1998. Technical staffing revenue was $3.9 million in 1999, an 8% increase over the 1998 revenue of $3.6 million. Industrial staffing revenue rose 17% to $5.0 million in 1999 from $4.3 million in 1998.

     Cost of services improved to 80.3% of revenue in the 1999 first quarter compared to 81.6% for the 1998 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service initiated in 1998 to transport some commercial staffing workers to job sites. Selling, general and administrative expenses were $2.4 million or 15.4% of revenues for the 1999 period compared to $1.9 million, or 15.6% of revenues for the 1998 period. Selling, general and administrative expenses include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts, rent and other costs related to operating the Company's branch offices.

     Interest expense was $76,000 for the 1999 quarter, a $24,000 increase from 1998, reflecting an increase in average borrowings to support increasing business volume. The effective tax rate approximated 40% in both periods. As a result of the above, net income increased to $358,000 or $0.10 per share, basic and diluted, in fiscal 1999 compared with net income of $178,000 or $0.05 per share, basic and diluted, for the 1998 period.

                           JOULE INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Liquidity and Capital Resources

     Current assets at December 31, 1998 were $10,033,000 as compared to $9,125,000 at September 30, 1998 and current liabilities were $6,523,000 compared to $5,640,000 as of September 30, 1998. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $4,500,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $3,700,000 was outstanding under this line as of December 31, 1998. The current portion of long term debt of $400,000 at December 31, 1998 principally represents a balloon payment on a mortgage due in December, 1999.

     The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

Forward-Looking Information

     Certain parts of this document include forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to, a change in economic conditions that adversely affects the level of demand for the Company's services, competitive market and pricing pressures, the availability of qualified temporary workers, the ability of the Company to manage growth through improved information systems and the training and retention of new staff, and government regulation.

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on February 3, 1999

     (b) The following directors were elected at the annual meeting with the votes as indicated:

                                           VOTES FOR     VOTES WITHHELD
                                           ---------     --------------

              Richard Barnitt              3,619,143         13,450
              Paul DeBacco                 3,620,443         12,150
              Robert W. Howard             3,620,443         12,150
              Emanuel N. Logothetis        3,620,443         12,150
              Nick M. Logothetis           3,620,443         12,150
              Steven Logothetis            3,620,443         12,150

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

                                   JOULE INC.
                                  (Registrant)

February 10, 1999
                                        E.N. Logothetis
                                        ---------------------------------------
                                        E. N. Logothetis, Chairman
                                        (Principal Executive Officer)

February 10, 1999
                                        Bernard G. Clarkin
                                        ---------------------------------------
                                        Bernard G. Clarkin, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)