Form 10-Q
period 1999-03-31
JOULE INC
filed 1999-05-12
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________________ to _________________

     Commission File Number 1-9477

                                   Joule Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               22-2735672
         -------------------------------      ---------------------------------
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization)

                  1245 Route 1 South, Edison, New Jersey 08837
                  --------------------------------------------
                   (Address of principal executive officers)
                                   (Zip Code)

                                 (732) 548-5444
                  --------------------------------------------
              ( Registrants telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]       No      [ ]

As of May 7, 1999, 3,674,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information                 Joule Inc. And Subsidiaries

Item 1. Financial Statements                   Consolidated Balance Sheets


                                                                        March 31     September 30
                                                                          1999           1998
                                                                       -----------   -----------
ASSETS                                                                 (Unaudited)
------
CURRENT ASSETS:
    Cash                                                               $   202,000     $ 233,000
    Accounts receivable, less allowance
           for doubtful accounts of $323,000 and $267,000
           for March 31 and September 30, respectively                  10,377,000     8,549,000
    Prepaid expenses and other current assets                              184,000       343,000
                                                                       -----------   -----------
                Total Current Assets                                    10,763,000     9,125,000

PROPERTY AND EQUIPMENT, NET                                              3,754,000     3,707,000
GOODWILL AND OTHER ASSETS                                                   75,000        81,000
                                                                       -----------   -----------
                                                                       $14,592,000   $12,913,000
                                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                              $ 4,050,000   $ 3,100,000
    Accounts payable and accrued expenses                                  997,000       682,000
    Accrued payroll and related taxes                                    1,508,000     1,833,000
    Income taxes                                                           130,000            --
    Current portion of long term debt                                      394,000        25,000
                                                                       -----------   -----------
                 Total Current Liabilities                               7,079,000     5,640,000
LONG TERM DEBT                                                                  --       381,000
                                                                       -----------   -----------
                 Total Liabilities                                       7,079,000     6,021,000
                                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                            --            --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,820,000 and 3,816,000
               shares, respectively                                         38,000        38,000
    Additional paid-in capital                                           3,669,000     3,658,000
    Retained earnings                                                    4,195,000     3,585,000
                                                                       -----------   -----------
                                                                         7,902,000     7,281,000

    LESS:  Cost of 146,000 shares of common
                stock held in treasury                                     389,000       389,000
                                                                       -----------   -----------
                   Total Stockholders' Equity                            7,513,000     6,892,000
                                                                       -----------   -----------
                                                                       $14,592,000   $12,913,000
                                                                       ===========   ===========

                  See accompanying notes to consolidated financial statements.

                                     Joule Inc. And Subsidiaries
                                    Consolidated Statements of Income


                                                       Three Months Ended          Six Months Ended
                                                   -------------------------   -------------------------
                                                    March 31,     March 31,     March 31,     March 31,
                                                      1999          1998          1999          1998
                                                   -----------   -----------   -----------   -----------
                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES                                           $15,568,000   $13,646,000   $30,981,000   $25,950,000
                                                   -----------   -----------   -----------   -----------
COSTS, EXPENSES AND OTHER:
      Cost of services                              12,601,000    11,223,000    24,971,000    21,258,000
      Selling, general & administrative expenses     2,502,000     2,001,000     4,873,000     3,922,000
      Interest expense                                  70,000        59,000       146,000       111,000
      Other                                                 --        13,000            --        13,000
                                                   -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX PROVISION                     395,000       350,000       991,000       646,000

INCOME TAX PROVISION                                   143,000       140,000       381,000       258,000
                                                   -----------   -----------   -----------   -----------


NET INCOME                                         $   252,000   $   210,000   $   610,000   $   388,000
                                                   ===========   ===========   ===========   ===========


BASIC AND DILUTED EARNINGS PER SHARE               $      0.07   $      0.06   $      0.17   $      0.11
                                                   ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING-BASIC              3,674,000     3,670,000     3,674,000     3,670,000
                                                   ===========   ===========   ===========   ===========

AVERAGE COMMON SHARES AND COMMON
     EQUIVALENTS OUTSTANDING - DILUTED               3,674,000     3,673,000     3,674,000     3,673,000
                                                   ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                                 Joule Inc. And Subsidiaries
                            Consolidated Statements of Cash Flows


                                                                      Six Months Ended
                                                                 --------------------------
                                                                  March 31,      March 31,
                                                                    1999           1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $   610,000    $   388,000
     Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                              310,000        246,000
          Provision for losses on accounts receivable                 56,000         58,000
          Changes in operating assets and liabilities:
                Accounts receivable                               (1,884,000)    (1,032,000)
                Prepaid expenses and other assets                    (20,000)      (325,000)
                Accounts payable and accrued expenses                317,000        (81,000)
                Accrued payroll and related taxes                   (325,000)        68,000
                Current portion of long term debt                    369,000             --
                Income taxes                                         298,000        (37,000)
                                                                 -----------    -----------
                   Net cash flows used in operating activities      (269,000)      (715,000)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                    (342,000)      (326,000)
                                                                 -----------    -----------
               Net cash flows used in investing activities          (342,000)      (326,000)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in loans payable to bank                           950,000      1,055,000
         Reduction of long term debt                                (381,000)       (12,000)
         Proceeds from exercise of stock options                      11,000             --
                                                                 -----------    -----------
               Net cash flows provided by financing activities       580,000      1,043,000
                                                                 -----------    -----------

NET CHANGE IN CASH                                                   (31,000)         2,000

CASH, BEGINNING OF PERIOD                                            233,000        139,000
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $   202,000    $   141,000
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                      $   123,000    $   104,000
                                                                 ===========    ===========

              Income taxes paid                                  $   175,000    $   338,000
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

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Approximately 95% or more of revenue in each period was billed on a direct cost plus markup basis. Revenue increased approximately 14% to $15.6 million for the three months ended March 31, 1999 from $13.6 million for the year earlier period. Revenue for the first six months of fiscal 1999 amounted to $31.0 million, an increase of 19% or $5.0 million over the comparable six month period of 1998. Commercial staffing revenue increased 19% to $5.6 million and 33% to $12.1 million for the respective three and six month periods ended March 31, 1999. Technical staffing revenue was $4.2 million in the current 1999 quarter, a 7% increase over the 1998 quarterly revenue of $3.9 million, and rose 8% to $8.2 million as compared to the 1998 six month period. Industrial staffing revenue rose 14% to $5.7 million and 16% to $10.7 million for the 1999 three and six month periods.

         Cost of services improved to 80.9% and 80.6% of revenue in both the current three month and six month periods compared to 82.2% and 81.9% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service initiated in 1998 to transport some commercial staffing workers to job sites. Selling, general and administrative expenses amounted to $2.5 million and $4.9 million for the three and six months ended March 31, 1999 compared to $2.0 million and $3.9 million for the year earlier periods, and represented 16.1% and 15.7% of revenue in the 1999 periods, an increase over the comparable 1998 periods of 14.7% and 15.1% of revenue. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation, provision for the allowance for doubtful accounts and other costs related to operating the Company's branch offices. These increases are principally due to higher staff employee related expenses as the Company has increased its staff to accommodate growth.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)


         Interest expense amounted to $70,000 and $146,000 for the 1999 three and six month periods compared to $59,000 and $111,000 for the respective prior year periods, reflecting an increase in average borrowings during 1999 to support increasing business volume. The effective tax rate approximated 40% for the 1998 periods presented, while the 1999 effective tax rates, after giving effect to the utilization of certain tax credits, approximated 36% and 38% for the respective three and six month periods ending March 31, 1999. As a result of the above, net income for the 1999 six month period was $610,000 or $0.17 per share, basic and diluted, compared with net income of $388,000 or $0.11 per share, basic and diluted, for the 1998 period; for the 1999 three month period, net income was $252,000 or $0.07 per share, basic and diluted, compared to $318,000 or $0.06 per share, basic and diluted.


Liquidity and Capital Resources

         Current assets at March 31, 1999 were $10,763,000 as compared to $9,125,000 at September 30, 1998 and current liabilities were $7,079,000 compared to $5,640,000 as of September 30, 1998. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. In February, 1999 the Company increased its bank line of credit from $4,500,000 to $6,000,000; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $4,050,000 was outstanding under this line as of March 31, 1999. In April 1999 the Company repaid a mortgage loan which approximated $400,000.

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

                                   JOULE INC.
                                  (Registrant)

May 10, 1999
                                     /s/ E. N. Logothetis
                                     -------------------------------------------
                                         E. N. Logothetis, Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


May 10, 1999
                                     /s/ BERNARD G. CLARKIN
                                     -------------------------------------------
                                         Bernard G. Clarkin, Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)