Form 10-Q
period 1999-06-30
JOULE INC
filed 1999-08-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Yes     [X]       No      [ ]

As of August 9, 1999, 3,674,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements

                                  Joule Inc. And Subsidiaries
                                  Consolidated Balance Sheets

                                                                        June 30,    September 30,
                                                                          1999          1998
                                                                       -----------  -------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                               $   240,000     $0233,000
    Accounts receivable, less allowance
           for doubtful accounts of $338,000 and $267,000
           at June 30 and September 30, respectively                    11,716,000     8,549,000
    Prepaid expenses and other current assets                              154,000       343,000
                                                                       -----------   -----------
                Total Current Assets                                    12,110,000     9,125,000

PROPERTY AND EQUIPMENT, NET                                              4,086,000     3,707,000
GOODWILL                                                                 1,297,000        60,000
OTHER ASSETS                                                                24,000        21,000
                                                                       -----------   -----------
                                                                       $17,517,000   $12,913,000
                                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank                                              $ 6,200,000   $ 3,100,000
    Accounts payable and accrued expenses                                1,525,000       682,000
    Accrued payroll and related taxes                                    1,739,000     1,833,000
    Income taxes                                                           259,000            --
    Current portion of long term debt                                           --        25,000
                                                                       -----------   -----------
                 Total Current Liabilities                               9,723,000     5,640,000
LONG TERM DEBT                                                                  --       381,000
                                                                       -----------   -----------

                 Total Liabilities                                       9,723,000     6,021,000
                                                                       -----------   -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                            --            --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,820,000 and 3,816,000
               shares, respectively                                         38,000        38,000
    Additional paid-in capital                                           3,669,000     3,658,000
    Retained earnings                                                    4,476,000     3,585,000
                                                                       -----------   -----------
                                                                         8,183,000     7,281,000

    LESS:  Cost of 146,000 shares of common
                stock held in treasury                                     389,000       389,000
                                                                       -----------   -----------
                   Total Stockholders' Equity                            7,794,000     6,892,000
                                                                       -----------   -----------
                                                                       $17,517,000   $12,913,000
                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                                       Joule Inc. And Subsidiaries
                                    Consolidated Statements of Income


                                                      Three Months Ended           Nine Months Ended
                                                   -------------------------   -------------------------
                                                    June 30,      June 30,       June 30,       June 30,
                                                     1999           1998          1999           1998
                                                   -----------   -----------   -----------   -----------
                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES                                           $16,919,000   $14,392,000   $47,900,000   $40,342,000
                                                   -----------   -----------   -----------   -----------

COSTS, EXPENSES AND OTHER:
      Cost of services                              13,819,000    11,730,000    38,790,000    32,988,000
      Selling, general & administrative expenses     2,585,000     2,099,000     7,458,000     6,020,000
      Interest expense                                  80,000        69,000       226,000       180,000
      Other                                                 --         4,000            --        18,000
                                                   -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX PROVISION                     435,000       490,000     1,426,000     1,136,000

INCOME TAX PROVISION                                   154,000       196,000       535,000       454,000
                                                   -----------   -----------   -----------   -----------

NET INCOME                                         $   281,000   $   294,000   $   891,000   $   682,000
                                                   ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE               $      0.08   $      0.08   $      0.24   $      0.19
                                                   ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-BASIC                               3,674,000     3,670,000     3,674,000     3,670,000
                                                   ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENTS OUTSTANDING - DILUTED        3,674,000     3,673,000     3,674,000     3,673,000
                                                   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                Joule Inc. And Subsidiaries
                           Consolidated Statements of Cash Flows


                                                                     Nine Months Ended
                                                                 --------------------------
                                                                  June 30,         June 30,
                                                                    1999            1998
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $   891,000    $   682,000
     Adjustments to reconcile net income to
        net cash flows used in operating
        activities:
          Depreciation and amortization                              478,000        405,000
          Provision for losses on accounts receivable                 81,000         84,000
          Changes in operating assets and liabilities:
                Accounts receivable                               (3,248,000)    (1,326,000)
                Prepaid expenses and other assets                    111,000       (310,000)
                Accounts payable and accrued expenses                708,000       (307,000)
                Accrued payroll and related taxes                    (94,000)        36,000
                Current portion of long term debt                    (25,000)            --
                Income taxes                                         335,000       (137,000)
                                                                 -----------    -----------
                   Net cash flows used in operating activities      (763,000)      (873,000)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                    (660,000)      (502,000)
          Acquisition of a business                               (1,300,000)            --
                                                                 -----------    -----------
               Net cash flows used in investing activities        (1,960,000)      (502,000)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in loans payable to bank                         3,100,000      1,405,000
         Payment of long term debt                                  (381,000)       (18,000)
         Proceeds from exercise of stock options                      11,000             --
                                                                 -----------    -----------
               Net cash flows provided by financing activities     2,730,000      1,387,000
                                                                 -----------    -----------

NET CHANGE IN CASH                                                     7,000         12,000

CASH, BEGINNING OF PERIOD                                            233,000        139,000
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $   240,000    $   151,000
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                      $   200,000    $   174,000
                                                                 ===========    ===========

              Income taxes paid                                  $   201,000    $   638,000
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

(2) On May 16, 1999, the Company completed the acquisition of the principal operating assets (excluding cash) of Ideal Technical Services("Ideal"), a staffing company specializing in engineering and other technical services, for $1.3 million. Ideal, which has offices in Mobile, Alabama and Houston, Texas, had been a subsidiary of SkillMaster, Inc. of Houston, Texas. The purchase price was funded by borrowings under the Company's bank credit facility with Summit Bank (the "Bank"). The Bank increased the Company's line of credit from $6.0 million to $8.5 million in May to fund this acquisition and related working capital requirements. Goodwill of $1,263,000 was recorded in connection with this acquisition.

Assuming this transaction had been completed on October 1, 1998, unaudited pro forma revenue, net income and earnings per share for the three months ended June 30, 1999 would have been $18,387,000, $254,000 and $0.07 per share, basic and diluted; for the nine months ended June 30, 1999 such amounts would have been $56,345,000, $592,000 and $0.16 per share, basic and diluted.

                                JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Approximately 95% or more of revenue in each period was billed on a direct cost plus markup basis. Revenue increased approximately 18% to $16.9 million for the three months ended June 30, 1999 from $14.4 million for the year earlier period. Revenue for the nine months of fiscal 1999 amounted to $47.9 million, an increase of 19% or $7.6 million over the comparable nine month period of 1998. Commercial staffing revenue increased 16% to $6.2 million and 27% to $18.3 million for the respective three and nine month periods ended June 30, 1999. Including revenues of $1.1 million related to the acquisition of Ideal in May 1999, technical staffing revenues were $5.5 million and $13.7 million for the 1999 three month and nine month periods as compared with $4.4 million and $11.9 million for the respective 1998 periods. Industrial staffing revenue rose 10% to $5.2 million and 14% to $15.9 million for the 1999 three and nine month periods.

      Cost of services were 81.7% and 81.0% of revenue in the current three month and nine month periods compared to 81.5% and 81.8% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service which transports some commercial staffing workers to job sites and the initial inclusion of Ideal during the third quarter of 1999. Selling, general and administrative expenses amounted to $2.6 million and $7.5 million for the three and nine months ended June 30, 1999 compared to $2.1 million and $6.0 million for the year earlier periods, and represented 15.3% and 15.6% of revenue in the 1999 periods, an increase over the comparable 1998 periods of 14.6% and 14.9% of revenue. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts and other costs related to operating the Company's branch offices. These increases are principally due to higher staff employee related expenses as the Company has increased its staff to accommodate growth.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense amounted to $80,000 and $226,000 for the 1999 three and nine month periods compared to $69,000 and $180,000 for the respective prior year periods, reflecting an increase in average borrowings during 1999 to support increasing business volume and the acquisition of Ideal. The effective tax rate approximated 40% for the 1998 periods presented, while the 1999 effective tax rates, after giving effect to the utilization of certain tax credits, approximated 35% and 38% for the respective three and nine month periods ending June 30, 1999. As a result of the above, net income for the 1999 nine month period was $891,000 or $0.24 per share, basic and diluted, compared with net income of $682,000 or $0.19 per share, basic and diluted, for the 1998 period; for the 1999 three month period, net income was $281,000 or $0.08 per share, basic and diluted, compared to $294,000 or $0.08 per share, basic and diluted, for the prior year period.


Liquidity and Capital Resources

     Current assets at June 30, 1999 were $12,110,000 as compared to $9,125,000 at September 30, 1998 and current liabilities were $9,723,000 compared to $5,640,000 as of September 30, 1998. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. In February, 1999 the Company increased its bank line of credit from $4,500,000 to $6,000,000; in May, 1999, it was further increased it to $8,500,000, principally in connection with the acquisition of Ideal; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $6,200,000 was outstanding under this line as of June 30, 1999. In April 1999 the Company repaid a mortgage loan which approximated $400,000.

     The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits: None
 (b) Reports on Form 8-K Form 8-K dated May 20, 1999 with respect to the acquisition of the principal operating assets of Ideal (the "initial 8-K") pursuant to item 2. Form 8-K/A dated August 2, 1999 which amends the initial 8-K to include the following financial information pursuant to item 7:

         (a)  Financial statements of Ideal
              o   Balance Sheet as of December 31, 1998
              o Statement of Operations and Accumulated Deficit for the year ended December 31, 1998
              o   Statement of Cash Flows for the year ended December 31, 1998
              o   Notes to Financial Statements - December 31, 1998

         (b)  Pro Forma financial information
              o   Pro Forma Condensed Balance Sheet as of March 31, 1999
              o Related Pro Forma Statements of Income for the year ended September 30, 1998 and the six months ended March 31, 1999
              o   Notes to the Unaudited Pro Forma Condensed Financial
                  Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                          JOULE INC.
                          (Registrant)

August 13, 1999
                          /s/ E. N. LOGOTHETIS
                          ---------------------------------------------------
                              E. N. Logothetis, Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 1999
                          /s/ BERNARD G. CLARKIN
                          ---------------------------------------------------
                              Bernard G. Clarkin, Vice President and Chief
                              Financial Officer (Principal Financial Officer)