Form 10-K
period 1999-09-30
JOULE INC
filed 1999-12-29
CIK 798168

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
(X)                   THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

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

Yes   _X_    No  ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 21, 1999, was approximately $ 2,034,000.

As of December 21, 1999, there were 3,674,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1999 filed with the Securities and Exchange Commission (The "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (the "1999 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

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

     All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, approximately 95% of revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. At September 30, 1999, approximately 2400 employees were on assignment to approximately 450 clients for periods ranging in duration from one day to several years.

     In May 1999, the Company completed the acquisition of the principal operating assets (excluding cash and receivables) of Ideal Technical Services ("Ideal"), a staffing company specializing in engineering and other technical services, for $1.3 million. Ideal, which has offices in Mobile, Alabama and Houston, Texas, had been a subsidiary of SkillMaster, Inc. of Houston, Texas. This acquisition substantially increased the size and geographic coverage of the Company's technical staffing operations.

     The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

     The Company supplies commercial (skilled office and light industrial workers) to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through fourteen offices in New Jersey, Delaware, Maryland and Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the clients full-time employees and, in other cases to supplement the clients normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. In 1998, the Company initiated a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which currently partially offsets the cost of the program. During 1999, the number of office and light industrial workers on assignment per week averaged 1600, and such services contributed approximately 38%, 37% and 38% of revenues in 1999, 1998 and 1997, respectively.

     The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted from Edison, New Jersey and, since the acquisition of Ideal, from Mobile, Alabama and Houston, Texas. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the clients designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time, permanent personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 1999, the number of technical workers on assignment per week averaged nearly 400, and such services contributed approximately 30%, 30% and 27% of revenues in 1999, 1998 and 1997, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. Recruitment and assignment of such personnel is done from offices in New Jersey, Maryland, New York, and Illinois. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the clients facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and re-assembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. Travel expenses are also billed to customers when appropriate. During 1999, the average number of such skilled industrial service personnel on assignment per week to clients was nearly 300. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 32%, 33% and 35% of revenues in fiscal 1999, 1998 and 1997, respectively.

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

Customers and Marketing

     A significant portion of the Company's business represents repeat orders. For fiscal 1999 over 70% of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 1999, 1998 or 1997.

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

Employees

     At September 30, 1999, the Company employed approximately 180 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 2400 persons on assignment. The Company is a party to collective bargaining agreements covering approximately 200 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building and also owns a building adjacent to its corporate headquarters which serves as operational headquarters for one of the Company's divisions. These buildings are linked to other offices by computer network and communications equipment. Three facilities are leased from Emanuel
N. Logothetis, the Chairman of the Board of the Company, at an aggregate annual rent of approximately $50,000, plus applicable real estate taxes, under terms and conditions that, in the opinion of management, are not less favorable than would have been available from unaffiliated parties. The Company entered into a three year lease with the purchaser of property formerly owned by an affiliate in 1997. Annual rentals under this lease approximate $133,000. The Company subleases most of this space to the affiliate which reimburses the Company approximately $115,000 annually. Sixteen additional facilities, comprising approximately 40,000 square feet of space, are leased from unaffiliated parties at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject. In October 1998, the Company decided to settle a lawsuit. While the Company felt that the case was without merit, it settled to contain legal expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 21, 1999 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

     Emanuel N. Logothetis, age 69, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988. In February, 1999 he relinquished the Presidency but was reelected Chairman of the Board.

     John G. Wellman, Jr., age 51, was elected President and Chief Operating Officer in February, 1999. He was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March, 1998. Prior to that he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through March, 1998.

     Bernard G. Clarkin, age 50, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

     John Logothetis, age 46, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

     Stephen Demanovich, age 45, was elected a Vice President in May, 1997. He had been General Manager of Joule Technical Staffing since March, 1995 and prior thereto had been Recruiting Manager since joining the Company in February, 1989.

     Anthony Trotter, age 42, was elected a Vice President on February 4, 1998. He was appointed Vice President in August, 1997 when he joined the Company. Prior to that he was employed as Vice President of Staff Management Services from October, 1995 through July, 1997. He was Vice President of Best Temporaries from December, 1994 through September, 1995. Prior to that he was an Area Manager for Novell Services, Inc. from March, 1992 through August, 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on inside back cover of the 1999 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the "Selected Financial Information", included on the inside front cover of the 1999 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on page 6 of the 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 7 to 12 of the 1999 Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies to the Company. Based upon a review of the copies of the forms furnished to the Company and upon written representations from certain reporting persons that no forms were required, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 1999 other than the late filing by Mr. Wellman of Forms 4 to report four transactions relating to the acquisition of an aggregate of 1,200 shares of Common Stock and the disposition of 350 shares of Common Stock by a trust for the benefit of his minor children of which he is the trustee.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the 1999 Annual Report.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 1999, 1998 and 1997, respectively.

          Consolidated Balance Sheets as of September 30, 1999 and 1998, respectively.

          Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 1999, 1998 and 1997, respectively.

          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 1999, 1998 and 1997, respectively.

          Notes to Consolidated Financial Statements.

     The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

          Report of Independent Public Accountants as to
          Schedules...........................................F-1

          Financial Statement Schedules:

          VIII - Valuation and Qualifying
          Accounts............................................F-2

          IX - Short-term
          Borrowings..........................................F-3

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

     (b)  Pro Forma financial information

          o    Pro Forma Condensed Balance Sheet as of March 31, 1999

          o Related Pro Forma Statements of Income for the year ended September 30, 1998 and the six months ended March 31, 1999

          o    Notes to the Unaudited Pro Forma Condensed Financial Statements

(c)  Exhibits

       3.1 --Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-7617) under the Securities Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.

       3.2 --By-laws, as amended, filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

       4.1 --Loan and Security Agreement, dated as of February 20, 1991, between Registrant and United Jersey Bank Central, N.A., filed as
              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

       4.1a --Third Modification and Extension Agreement, dated August 23, 1995, between Registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-k for the year ended September 30, 1995 and incorporated herein by reference.

       4.1b --Fourth Modification and Extension Agreement dated February 6, 1996 between Registrant and United Jersey Bank, filed as Exhibit 4.1b to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

       4.1c --Fifth Modification and Extension Agreement dated May 31, 1996 between Registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

       4.1d --Sixth Modification and Extension Agreement dated May 31, 1997 between Registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

       4.1e --Seventh Modification and Extension Agreement dated May 31, 1998 between registrant and Summit bank, filed as Exhibit 4.1e to the Company's Annual Report on form 10-K for the year ended September 30, 1998 and incorporated herein by reference

       4.1f --Eighth Modification and Extension Agreement dated February 5, 1999 between registrant and Summit bank.

       4.1g --Ninth Modification and Extension Agreement dated May 10, 1999 between registrant and Summit Bank.

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

       10.1 --Lease Agreement, dated April 1, 1986, between Registrant and Emanuel N. Logothetis for premises at 362 Parsippany Road, Parsippany, New Jersey, filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference.

       10.2 --Lease Agreement, dated January 1, 1987, between Registrant and E.
              N. Logothetis for Unit G, Mercerville Professional Park Condominiums, 2333 Whitehorse - Mercerville Road, Hamilton Township, New Jersey, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

       10.3*--1988 Non-qualified Stock Option Plan, filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

       10.4*--1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's
              Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

       13   --Annual Report to Stockholders for the year ended September 30,
              1999.

       21   --List of Subsidiaries.

       23   --Consent of Independent Public Accountants

       27   --Financial Data Schedule (in EDGAR filing only)

----------
*    Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOULE INC.

Dated:  December 28, 1999               Emanuel N. Logothetis
                                        ---------------------
                                        Emanuel N. Logothetis,
                                        Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 1999.



Emanuel N. Logothetis                  Bernard G. Clarkin
----------------------                 ------------------
Emanuel N. Logothetis                  Bernard G. Clarkin
Chairman of the Board and              Vice President and Chief Financial
Director (Principal Executive          Officer (Principal Financial Officer and
Officer)                               and Accounting Officer)



Nick M. Logothetis
----------------------                   ------------------
Nick M. Logothetis - Director            Steven Logothetis - Director



Richard Barnitt                          Paul De Bacco
----------------------                   ------------------
Richard Barnitt- Director                Paul DeBacco - Director



----------------------
Robert W. Howard - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Joule Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP



Roseland, New Jersey
November 12, 1999

                                                                   SCHEDULE VIII

                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES


                               BALANCE          CHARGED TO        CHARGED                                BALANCE
                               BEGINNING        COSTS AND         TO OTHER                                END OF
DESCRIPTION                    OF PERIOD        EXPENSES          ACCOUNTS          DEDUCTIONS            PERIOD
-----------                    ---------        --------          --------          ----------            ------
Allowance for
    doubtful accounts:

Years Ended:

  September 30, 1997          $217,000          $ 87,000             --              $104,000            $200,000

  September 30, 1998          $200,000          $ 93,000             --              $ 26,000            $267,000

  September 30, 1999          $267,000          $778,000             --              $661,000            $384,000

                                                                     SCHEDULE IX

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS


                                                            WEIGHTED        MAXIMUM         AVERAGE           WEIGHTED
                           CATEGORY OF                      AVERAGE          AMOUNT          AMOUNT           AVERAGE
                           AGGREGATE                     INTEREST RATE    OF BORROWINGS    OUTSTANDING      INTEREST RATE
                           SHORT-TERM      BALANCE AT        AT END          DURING          DURING           DURING THE
                           BORROWINGS     END OF YEAR       OF YEAR         THE YEAR        THE YEAR*           YEAR*
                           ----------     -----------       -------         --------        ---------           -----
YEARS ENDED

  SEPTEMBER 30, 1997          BANKS         $1,295,000         7.75%       $2,743,000        $2,070,000        7.83%

  SEPTEMBER 30, 1998          BANKS         $3,100,000         7.16%       $3,271,000        $2,538,000        7.80%

  SEPTEMBER 30, 1999          BANKS         $7,700,000         6.94%       $8,200,000        $4,833,000        6.82%


          *Average amount outstanding is based on daily averages. Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.

Exhibit
Number                                                                Page


                    EXHIBIT INDEX
                    Description of Exhibit
                    ----------------------

3.1                 Certificate of Incorporation, filed as             *
                    Exhibit 3.1 to the Company's Registration
                    Statement on Form S-1 (File No. 33-7617) under the Securities Act of 1933, as amended
                    (the "Form S-1"), and incorporated herein by reference.

3.2                 By-laws, as amended, filed as Exhibit 3.2 to       *
                    the Form S-1 and incorporated herein by
                    reference.

4.1                 Loan and Security Agreement, dated as of           *
                    February 20, 1991, between Registrant and
                    United Jersey Bank Central, N.A., filed as
                    Exhibit 4.1 to the Company's Annual Report on
                    Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

4.1a                Third Modification and Extension Agreement,        *
                    dated August 23, 1995, between Registrant and
                    United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

4.1b                Fourth Modification and Extension Agreement        *
                    dated February 6, 1996 between Registrant and
                    United Jersey Bank, filed as Exhibit 4.1b to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1c                Fifth Modification and Extension Agreement         *
                    dated May 31, 1996 between Registrant and
                    United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1d                Sixth Modification and Extension Agreement         *
                    dated May 31, 1997 between Registrant and
                    Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

4.1e                Seventh Modification and Extension                 *
                    Agreement dated May 31, 1998, between
                    registrant and Summit bank, filed as
                    Exhibit 4.1e to the Company's Annual
                    Report on form 10-K for the year ended
                    September 30, 1998 and incorporated
                    herein by reference.

4.1f                Eighth Modification and Extension                  19
                    Agreement dated February 5, 1999 between registrant and Summit Bank.

4.1g                Ninth Modification and Extension                   38
                    Agreement dated May 10, 1999 between
                    registrant and Summit Bank

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

10.1                Lease Agreement, dated April 1, 1986,              *
                    between Registrant and Emanuel N.
                    Logothetis for premises at 362
                    Parsippany Road, Parsippany, New Jersey, filed as Exhibit 10.5 to the Form S-1 and incorporated herein by reference.

10.2                Lease Agreement, dated January 1, 1987,            *
                    between Registrant and E.N. Logothetis
                    for Unit G, Mercerville Professional
                    Park Condominiums, 2333 Whitehorse -
                    Mercerville Road, Hamilton Township, New
                    Jersey, filed as Exhibit 10.12 to the
                    Company's Annual Report on Form 10-K for the year ended September 25, 1987 and incorporated herein by reference.

10.3**              1988 Non-qualified Stock Option Plan,              *
                    filed as Exhibit 10.13 to the Company's
                    Annual Report on Form 10-K for the year
                    ended September 30, 1991 and
                    incorporated herein by reference.

10.4**              1991 Stock Option Plan, filed as Exhibit           *
                    10.11 to the Company's Annual Report on
                    Form 10-K for the year ended September
                    30, 1991 and incorporated herein by
                    reference.

13                  Annual Report to Stockholders for the              56
                    year ended September 30, 1999.

21                  List of Subsidiaries                               73

23                  Consent of Independent Public Accountants          75

27                  Financial Data Schedule ( in EDGAR Filing only)


                    *    Incorporated by Reference
                    **   Compensatory Plan