Form 10-Q
period 1999-12-31
JOULE INC
filed 2000-02-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from_________________ to _________________

         Commission File Number 1-9477


                                    JOULE INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            22-2735672
         -------------------------------           -------------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)            Identification No.)

                  1245 ROUTE 1 SOUTH, EDISON, NEW JERSEY  08837
               ---------------------------------------------------
               (Address of principal executive officers)(Zip Code)

                                 (732) 548-5444
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [ ]

As of February 10, 2000, 3,674,000 shares of the Registrant's common stock were outstanding.


Part I - Financial Information          Joule Inc. And Subsidiaries
Item 1. Financial Statements            Consolidated Balance Sheets


                                                                      December 31,  September 30,
                                                                          1999          1999
                                                                      ------------  -------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash                                                               $   214,000   $   152,000
    Accounts receivable, less allowance
           for doubtful accounts of $441,000 and $384,000
           at December 31 and September 30, respectively                12,495,000    12,680,000
    Prepaid expenses and other current assets                              296,000       142,000
                                                                       -----------   -----------
                Total Current Assets                                    13,005,000    12,974,000

PROPERTY AND EQUIPMENT, NET                                              4,091,000     4,092,000
GOODWILL                                                                 1,264,000     1,285,000
OTHER ASSETS                                                                26,000        25,000
                                                                       -----------   -----------
                                                                       $18,386,000   $18,376,000
                                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank                                              $ 8,000,000   $ 7,700,000
    Accounts payable and accrued expenses                                1,026,000     1,436,000
    Accrued payroll and related taxes                                    1,275,000     1,489,000
    Income taxes                                                           245,000       128,000
                                                                       -----------   -----------
                 Total Current Liabilities                              10,546,000    10,753,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                            --            --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,820,000
               and 3,816,000 shares, respectively                           38,000        38,000
    Additional paid-in capital                                           3,669,000     3,669,000
    Retained earnings                                                    4,522,000     4,305,000
                                                                       -----------   -----------
                                                                         8,229,000     8,012,000

    LESS:  Cost of 146,000 shares of common
                stock held in treasury                                     389,000       389,000
                                                                       -----------   -----------
                   Total Stockholders' Equity                            7,840,000     7,623,000
                                                                       -----------   -----------
                                                                       $18,386,000   $18,376,000
                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                                                2

                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income


                                                       Three Months Ended
                                                   -------------------------
                                                   December 31,  December 31,
                                                       1999         1998
                                                   ------------  ------------
                                                   (Unaudited)   (Unaudited)

REVENUES                                           $20,117,000   $15,413,000
                                                   -----------   -----------

COSTS, EXPENSES AND OTHER:
      Cost of services                              16,456,000    12,370,000
      Selling, general & administrative expenses     3,152,000     2,371,000
      Interest expense                                 150,000        76,000
      Other                                              6,000            --
                                                   -----------   -----------

INCOME BEFORE INCOME TAX PROVISION                     353,000       596,000

INCOME TAX PROVISION                                   136,000       238,000
                                                   -----------   -----------

NET INCOME                                         $   217,000   $   358,000
                                                   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE               $      0.06   $      0.10
                                                   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-BASIC                               3,674,000     3,670,000
                                                   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENTS OUTSTANDING - DILUTED        3,674,000     3,671,000
                                                   ===========   ===========


See accompanying notes to consolidated financial statements.


                                  Joule Inc. And Subsidiaries
                             Consolidated Statements of Cash Flows


                                                                       Three Months Ended
                                                                   --------------------------
                                                                   December 31,   December 31,
                                                                       1999          1998
                                                                   -----------    ------------
                                                                   (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                    $   217,000    $   358,000
     Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                187,000        159,000
          Provision for losses on accounts receivable                   60,000         27,000
          Changes in operating assets and liabilities:
                Accounts receivable                                    125,000     (1,137,000)
                Prepaid expenses and other assets                     (155,000)       (47,000)
                Accounts payable and accrued expenses                 (410,000)       426,000
                Accrued payroll and related taxes                     (214,000)      (555,000)
                Current portion of long term debt                           --        375,000
                Income taxes                                           117,000        206,000
                                                                   -----------    -----------
                   Net cash flows (used in) operating activities       (73,000)      (188,000)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                      (165,000)      (107,000)
                                                                   -----------    -----------
               Net cash flows used in investing activities            (165,000)      (107,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in loans payable to bank                             300,000        600,000
         Payment of long term debt                                          --       (381,000)
                                                                   -----------    -----------
               Net cash flows provided by financing activities         300,000        219,000
                                                                   -----------    -----------

NET CHANGE IN CASH                                                      62,000        (76,000)

CASH, BEGINNING OF PERIOD                                              152,000        233,000
                                                                   -----------    -----------

CASH, END OF PERIOD                                                $   214,000    $   157,000
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                        $   147,000    $    64,000
                                                                   ===========    ===========

              Income taxes paid                                    $    25,000    $   124,000
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

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


      The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Approximately 95% of revenue is billed on a direct cost plus markup basis. Revenue increased 30% to $ 20.1 million during the first three months of fiscal 2000 from $15.4 million for the year earlier period. Commercial staffing revenue increased 32% to $8.6 in 2000 from $6.5 million in 1999. Technical staffing revenue increased 44% to $5.6 million in the current period from $3.9 million a year earlier due to the acquisition of Ideal Technical Services (Ideal), which had revenue of $1.8 million in this period. Industrial staffing revenue rose 20% to $6.0 million in 2000 from $5.0 million in 1999.

      Cost of services were 81.8% of revenue in the 2000 first quarter compared to 80.3% for the 1999 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service which transports some commercial staffing workers to job sites, and also the inclusion of Ideal in the first quarter of 2000. Selling, general and administrative expenses were $3.2 million, or 15.7% of revenues for the 2000 period compared to $2.4 million, or 15.4% of revenues for the 1999 period. Selling, general and administrative expenses include staff employees' salaries and related costs, advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

      Interest expense increased $74,000 in the 2000 quarter over the 1999 quarter reflecting an increase in average borrowings to support the Company's continuing growth, including the Ideal acquisition, as well as higher interest rates. After giving effect to the utilization of certain tax credits, the effective tax for the 2000 period approximated 39% compared with 40% for the 1999 period. As a result of the above, net income was $217,000 or $0.06 per share, basic and diluted, in fiscal 2000 compared with net income of $358,000 or $0.10 per share, basic and diluted, for the 1999 period.

                           JOULE INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Liquidity and Capital Resources

     Current assets at December 31, 1999 were $13,005,000 as compared to $12,974,000 at September 30, 1999 and current liabilities were $10,546,000 compared to $10,753,000 as of September 30, 1999. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $8,000,000 was outstanding under this line as of December 31, 1999.

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

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

  (a)     The Annual Meeting of Stockholders was held on February 2, 2000

  (b) The following directors were elected at the annual meeting with the votes as indicated:

                                        VOTES FOR               VOTES WITHHELD
                                        ---------               --------------

          Richard Barnitt               3,602,240                   32,770
          Robert W. Howard              3,602,590                   32,420
          Emanuel N. Logothetis         3,597,790                   37,220
          Nick M. Logothetis            3,601,790                   33,220
          Steven Logothetis             3,601,790                   33,220
          Andrew G. Spohn               3,602,240                   32,770

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

                                   JOULE INC.
                                  (Registrant)

February 11, 2000                     /s/ E.N. LOGOTHETIS
                                      ------------------------------------------
                                          E. N. Logothetis, Chairman and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

February 11, 2000                     /s/ BERNARD G. CLARKIN
                                      ------------------------------------------
                                          Bernard G. Clarkin, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)