Form 10-Q
period 2000-03-31
JOULE INC
filed 2000-05-12
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

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


                  1245 ROUTE 1 SOUTH, EDISON, NEW JERSEY 08837
               ---------------------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

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

Yes [X]        No [ ]


As of May 10, 2000, 3,674,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information          Joule Inc. And Subsidiaries
Item 1. Financial Statements            Consolidated Balance Sheets

                                                             March 31,    September 30,
                                                               2000           1999
                                                           -------------  -------------
ASSETS                                                     (Unaudited)
-------
CURRENT ASSETS:
    Cash                                                    $   217,000   $   152,000
    Accounts receivable, less allowance
           for doubtful accounts of $513,000 and $384,000
           for March 31 and September 30, respectively       12,373,000    12,680,000
    Prepaid expenses and other current assets                   464,000       142,000
                                                            -----------   -----------
                Total Current Assets                         13,054,000    12,974,000

PROPERTY AND EQUIPMENT, NET                                   4,068,000     4,092,000
GOODWILL                                                      1,243,000     1,285,000
OTHER ASSETS                                                     27,000        25,000
                                                            -----------   -----------
                                                            $18,392,000   $18,376,000
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                   $ 6,980,000   $ 7,700,000
    Accounts payable and accrued expenses                     1,350,000     1,436,000
    Accrued payroll and related taxes                         1,763,000     1,489,000
    Income taxes                                                307,000       128,000
                                                            -----------   -----------
                 Total Current Liabilities                   10,400,000    10,753,000
                                                            -----------   -----------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS EQUITY:
      Preferred stock, $.01 par value:
      Authorized 500,000 shares, none outstanding
      Common stock, $.01 par value:
      Authorized 10,000,000 shares-issued 3,820,000
                    shares                                       38,000        38,000
     Additional paid-in capital                               3,669,000     3,669,000
     Retained earnings                                        4,674,000     4,305,000
                                                            -----------   -----------
                                                              8,381,000     8,012,000

    LESS:  Cost of 146,000 shares of common
              stock held in treasury                            389,000       389,000
                                                            -----------   -----------
                  Total Stockholders' Equity                  7,992,000     7,623,000
                                                            -----------   -----------
                                                            $18,392,000   $18,376,000
                                                            ===========   ===========


See accompanying notes to consolidated financial statements.

                                             Joule Inc. And Subsidiaries
                                          Consolidated Statements of Income


                                                                  Three Months Ended           Six Months Ended
                                                               -------------------------   -------------------------
                                                                March 31,     March 31,     March 31,     March 31,
                                                                  2000          1999          2000          1999
                                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                               -----------   -----------   -----------   -----------
REVENUES                                                       $19,392,000   $15,568,000   $39,509,000   $30,981,000
                                                               -----------   -----------   -----------   -----------
COSTS, EXPENSES AND OTHER:
      Cost of services                                          15,828,000    12,601,000    32,284,000    24,971,000
      Selling, general & administrative expenses                 3,175,000     2,502,000     6,333,000     4,873,000
      Interest expense                                             142,000        70,000       292,000       146,000
                                                               -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAX PROVISION                                 247,000       395,000       600,000       991,000
INCOME TAX PROVISION                                                95,000       143,000       231,000       381,000
                                                               -----------   -----------   -----------   -----------
NET INCOME                                                     $   152,000   $   252,000   $   369,000   $   610,000
                                                               ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE                           $      0.04   $      0.07   $      0.10   $      0.17
                                                               ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                                3,674,000     3,674,000     3,674,000     3,674,000
                                                               ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED                         3,674,000     3,674,000     3,674,000     3,674,000
                                                               ===========   ===========   ===========   ===========



See accompanying notes to consolidated financial statements

                                        Joule Inc. And Subsidiaries
                                   Consolidated Statements of Cash Flows


                                                                                   Six Months Ended
                                                                               --------------------------
                                                                                March 31,      March 31,
                                                                                  2000           1999
                                                                               -----------    -----------
                                                                               (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $   369,000    $   610,000
     Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                            408,000        310,000
          Provision for losses on accounts receivable                              129,000         56,000
          Changes in operating assets and liabilities:
                Accounts receivable                                                178,000     (1,884,000)
                Prepaid expenses and other assets                                 (324,000)       (20,000)
                Accounts payable and accrued expenses                              (86,000)       317,000
                Accrued payroll and related taxes                                  274,000       (325,000)
                Current portion of long term debt                                       --        369,000
                Income taxes                                                       179,000        298,000
                                                                               -----------    -----------

                   Net cash flows provided by (used in) operating activities     1,127,000       (269,000)
                                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                                  (342,000)      (342,000)
                                                                               -----------    -----------
               Net cash flows used in investing activities                        (342,000)      (342,000)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable to bank                             (720,000)       950,000
         Payment of long term debt                                                      --       (381,000)
         Proceeds from exercise of stock options                                        --         11,000
                                                                               -----------    -----------
               Net cash flows provided by (used in) financing activities          (720,000)       580,000
                                                                               -----------    -----------

NET CHANGE IN CASH                                                                  65,000        (31,000)

                                                                                         .              .
CASH, BEGINNING OF PERIOD                                                          152,000        233,000
                                                                               -----------    -----------

CASH, END OF PERIOD                                                            $   217,000    $   202,000
                                                                               ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                                    $   297,000    $   123,000
                                                                               ===========    ===========
              Income taxes paid                                                $    59,000    $   175,000
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

(2) Segment Disclosures

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Technical Staffing and (3) Industrial Staffing.

Information concerning operations by operating segment is as follows (in 000's):

                                    Three Months Ended         Six Months Ended
                                         March 31,                March 31,
                                   --------------------    --------------------

                                     2000         1999       2000         1999
                                     ----         ----       ----         ----
REVENUES
     Commercial                    $  7,023    $  5,614    $ 15,575    $ 12,100
     Technical                        5,572       4,244      11,141       8,170
     Industrial                       6,797       5,710      12,793     _10,711
                                   --------    --------    --------    --------
                                   $ 19,392    $ 15,568    $ 39,509    $ 30,981
                                   --------    --------    --------    --------

INCOME BEFORE TAX PROVISION
     Commercial                    $    266    $    134    $    661    $    592
     Technical                          381         376         751         731
     Industrial                         631         612       1,126       1,175
     Corporate (unallocated,
          including interest)        (1,031)       (727)     (1,938)     (1,507)
                                   --------    --------    --------    --------
                                   $    247    $    395    $    600    $    991
                                   --------    --------    --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Results of Operations


       The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Over 95% of revenue is billed on a direct cost plus markup basis. Revenue increased more than 24% to $19.4 million for the three months ended March 31, 2000 from $15.6 million for the year earlier period. Revenue for the first six months of fiscal 2000 amounted to $39.5 million, an increase of 28% or $8.5 million over the comparable six month period of 1999. Commercial staffing revenue increased 25% to $7.0 million and 29% to $15.6 million for the respective three and six month periods ended March 31, 2000. Technical staffing revenue increased 31% to $5.6 million in the current 2000 quarter, and rose 36% to $11.1 million as compared to the 1999 six month period, reflecting the May 1999 acquisition of Ideal Technical Services (Ideal), which had revenues of $1.7 million and $3.5 million in the respective three and six month periods. Industrial Staffing revenue rose 19% to $6.8 million and 19% to $12.8 million for the 2000 three and six month periods.

       Cost of services were 81.6% and 81.7% of revenue in both the current three month and six month periods compared to 80.9% and 80.6% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service which transports some commercial staffing workers to job sites. Selling, general and administrative expenses amounted to $3.2 million and $6.3 million for the three and six months ended March 31, 2000 compared to $2.5 million and $4.9 million for the year earlier periods, and represented 16.4% and 16.0% of revenue in the 2000 periods, an increase over the comparable 1999 periods of 16.1% and 15.7% of revenue. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to operating the Company's branch offices.

                           JOULE INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)



       Interest expense amounted to $142,000 and $292,000 for the 2000 three and six month periods compared to $70,000 and $146,000 for the respective prior year periods, reflecting an increase in average borrowings to support the Company's continuing growth, including the Ideal acquisition, as well as higher interest rates. After giving effect to the utilization of certain tax credits, the effective tax rates approximated 38% for the respective three and six month periods ending March 31, 2000, and 36% and 38% for the respective three and six month periods ending March 31, 1999. As a result of the above, net income for the 2000 six month period was $369,000 or $0.10 per share, basic and diluted, compared with net income of $610,000 or $0.17 per share, basic and diluted, for the 1999 period; for the 2000 three month period, net income was $152,000 or $0.04 per share, basic and diluted, compared to $252,000 or $0.07 per share, basic and diluted.

Liquidity and Capital Resources

       Current assets at March 31, 2000 were $13,054,000 as compared to $12,974,000 at September 30, 1999 and current liabilities were $10,400,000 compared to $10,753,000 as of September 30, 1999. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $6,980,000 was outstanding under this line as of March 31, 2000.

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


                              JOULE INC.
                             (Registrant)

May 11, 2000                 /s/ E. N. LOGOTHETIS
                             ---------------------------------------------------
                                 E. N. Logothetis, Chairman and Chief
                                 Executive Officer(Principal Executive Officer)


May 11, 2000                 /s/ BERNARD G. CLARKIN
                             ---------------------------------------------------
                                 Bernard G. Clarkin, Vice President and Chief
                                 Financial Officer (Principal Financial Officer)