Form 10-Q
period 2000-06-30
JOULE INC
filed 2000-08-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

Yes [X]        No [ ]

As of August 10, 2000, 3,674,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information      Joule Inc. And Subsidiaries
Item 1. Financial Statements        Consolidated Balance Sheets


                                                          June 30,   September 30,
                                                           2000          1999
                                                     -------------  --------------
ASSETS                                                  (Unaudited)
------

CURRENT ASSETS:
    Cash                                                $   215,000   $   152,000
    Accounts receivable, less allowance
       for doubtful accounts of $574,000 and $384,000
       for June 30 and September 30, respectively        10,839,000    12,680,000
    Prepaid expenses and other current assets               688,000       142,000
                                                        -----------   -----------
           Total Current Assets                          11,742,000    12,974,000

PROPERTY AND EQUIPMENT, NET                               4,054,000     4,092,000
GOODWILL                                                  1,222,000     1,285,000
OTHER ASSETS                                                 34,000        25,000
                                                        -----------   -----------
                                                        $17,052,000   $18,376,000
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
    Loans payable to bank                               $ 5,950,000   $ 7,700,000
    Accounts payable and accrued expenses                 1,288,000     1,436,000
    Accrued payroll and related taxes                     1,534,000     1,489,000
    Income taxes                                             36,000       128,000
                                                        -----------   -----------
            Total Current Liabilities                     8,808,000    10,753,000
                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS EQUITY:
      Preferred stock, $.01 par value:
        Authorized 500,000 shares, none outstanding
      Common stock, $.01 par value:
        Authorized 10,000,000 shares-issued 3,820,000
          shares                                             38,000        38,000
     Additional paid-in capital                           3,669,000     3,669,000
     Retained earnings                                    4,926,000     4,305,000
                                                        -----------   -----------
                                                          8,633,000     8,012,000

    LESS:  Cost of 146,000 shares of common
              stock held in treasury                        389,000       389,000
                                                        -----------   -----------
              Total Stockholders' Equity                  8,244,000     7,623,000
                                                        -----------   -----------
                                                        $17,052,000   $18,376,000
                                                        ===========   ===========


See accompanying notes to consolidated financial statements.


                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income


                                                   Three Months Ended         Nine Months Ended
                                               ------------------------    ------------------------
                                                 June 30,      June 30,     June 30,      June 30,
                                                  2000          1999         2000          1999
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
REVENUES                                       $19,214,000   $16,919,000   $58,723,000   $47,900,000
                                               -----------   -----------   -----------   -----------

COSTS, EXPENSES AND OTHER:
  Cost of services                              15,372,000    13,819,000    47,656,000    38,790,000
  Selling, general & administrative expenses     3,296,000     2,585,000     9,629,000     7,458,000
  Interest expense                                 134,000        80,000       426,000       226,000
                                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX PROVISION                 412,000       435,000     1,012,000     1,426,000

INCOME TAX PROVISION                               160,000       154,000       391,000       535,000
                                               -----------   -----------   -----------   -----------

NET INCOME                                     $   252,000   $   281,000   $   621,000   $   891,000
                                               ===========   ===========   ===========   ===========

BASIC AND DILUTED EARNINGS PER SHARE           $      0.07   $      0.08   $      0.17   $      0.24
                                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                3,674,000     3,674,000     3,674,000     3,674,000
                                               ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED         3,674,000     3,674,000     3,674,000     3,674,000
                                               ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.


                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Nine Months Ended
                                                                       --------------------------
                                                                         June 30,        June 30,
                                                                          2000            1999
                                                                       ----------     -----------
                                                                       (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $   621,000    $   891,000

  Adjustments to reconcile net income to
    net cash flows provided by (used in) operating
    activities:
      Depreciation and amortization                                        611,000        478,000
       Provision for losses on accounts receivable                         190,000         81,000
       Changes in operating assets and liabilities:
         Accounts receivable                                             1,651,000     (3,248,000)
         Prepaid expenses and other assets                                (555,000)       111,000
         Accounts payable and accrued expenses                            (148,000)       708,000
         Accrued payroll and related taxes                                  45,000        (94,000)
         Current portion of long term debt                                      --        (25,000)
         Income taxes                                                      (92,000)       335,000
                                                                       -----------    -----------
           Net cash flows provided by (used in) operating activities     2,323,000       (763,000)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of a business                                                    --     (1,300,000)
   Acquisitions of property and equipment                                 (510,000)      (660,000)
                                                                       -----------    -----------
     Net cash flows used in investing activities                          (510,000)    (1,960,000)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in loans payable to bank                         (1,750,000)     3,100,000
   Payment of long term debt                                                    --       (381,000)
   Proceeds from exercise of stock options                                      --         11,000
                                                                       -----------    -----------
     Net cash flows (used in) provided by financing activities          (1,750,000)     2,730,000
                                                                       -----------    -----------
NET CHANGE IN CASH                                                          63,000          7,000

CASH, BEGINNING OF PERIOD                                                  152,000        233,000
                                                                       -----------    -----------

CASH, END OF PERIOD                                                    $   215,000    $   240,000
                                                                       ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION

       Interest paid                                                   $   428,000    $   200,000
                                                                       ===========    ===========

       Income taxes paid                                               $   490,000    $   201,000
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

    Information concerning operations by operating segment is as follows (in 000's):

                                Three Months Ended     Nine Months Ended
                                     June 30,               June 30,
                               -------------------    --------------------
                                 2000       1999        2000        1999
                               -------     ------      ------      ------
REVENUES
  Commercial                  $  5,778    $  6,220    $ 21,353    $ 18,320
  Technical                      6,123       5,535      17,264      13,705
  Industrial                     7,313       5,164      20,106      15,875
                              --------    --------    --------    --------
                              $ 19,214    $ 16,919    $ 58,723    $ 47,900
                              --------    --------    --------    --------

INCOME BEFORE TAX PROVISION
  Commercial                  $    212    $    233    $    873    $    825
  Technical                        579         531       1,330       1,262
  Industrial                       563         411       1,689       1,586
  Corporate (unallocated,
    including interest)           (942)       (740)     (2,880)     (2,247)
                              --------    --------    --------    --------
                              $    412    $    435    $  1,012    $  1,426
                              --------    --------    --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Results of Operations
         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Over 95% of revenue is billed on a direct cost plus markup basis. Revenue increased more than 14% to $19.2 million for the three months ended June 30, 2000 from $16.9 million for the year earlier period. Revenue for the nine months of fiscal 2000 amounted to $58.7 million, an increase of 23% or $10.8 million over the comparable nine month period of 1999. Commercial staffing revenue decreased 7% to $5.8 million for the three month period ended June 30, 2000 while increasing 17% to $21.4 million for the nine month period ended June 30, 2000. Technical staffing revenue increased 11% to $6.1 million in the current 2000 quarter, and rose 26% to $17.3 million as compared to the 1999 nine month period, reflecting the May 1999 acquisition of Ideal Technical Services (Ideal), which contributed $.5 million and $4.0 million of such increases in the respective three and nine month periods. Industrial Staffing revenue rose 42% to $7.3 million and 27% to $20.1 million for the 2000 three and nine month periods, respectively.

      Cost of services were 80.0% and 81.2% of revenue in the current three month and nine month periods compared to 81.7% and 81.0% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service which transports some commercial staffing workers to job sites. Selling, general and administrative expenses amounted to $3.3 million and $9.6 million for the three and nine month periods ended June 30, 2000 compared to $2.6 million and $7.5 million for the year earlier periods, and represented 17.2% and 16.4% of revenue in the respective 2000 periods, increases over the comparable 1999 period percentages of revenue of 15.3% and 15.6%, principally due to additional third quarter nonrecurring employee benefits expense. Selling, general and administrative expenses principally include staff employees' salaries and related costs, advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to operating the Company's branch offices.

                           JOULE INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)


     Interest expense amounted to $134,000 and $426,000 for the 2000 three and nine month periods compared to $80,000 and $226,000 for the respective prior year periods, reflecting an increase in average borrowings to support the Company's continuing growth, including the Ideal acquisition, as well as higher interest rates. After giving effect to the utilization of certain tax credits, the effective tax rates approximated 39% for the respective three and nine month periods ending June 30, 2000, and 35% and 38% for the respective three and nine month periods ending June 30, 1999. As a result of the above, net income for the 2000 nine month period was $621,000 or $0.17 per share, basic and diluted, compared with net income of $891,000 or $0.24 per share, basic and diluted, for the 1999 period; for the 2000 three month period, net income was $252,000 or $0.07 per share, basic and diluted, compared to $281,000 or $0.08 per share, basic and diluted.

Liquidity and Capital Resources

     Current assets at June 30, 2000 were $11,742,000 as compared to $12,974,000 at September 30, 1999 and current liabilities were $8,808,000 compared to $10,753,000 as of September 30, 1999. The decrease in current assets principally relates to a reduction in accounts receivable of $1.8 million as a result of a significant reduction in Days Sales Outstanding as of June 30, 2000 compared to September 30, 1999, due to increased emphasis and investment in staff on credit and collections; offsetting this decrease was a $.5 million increase in prepaid expense representing pre-paid insurance. The decrease in current liabilities principally resulted from a $1.8 million decrease in notes payable, reflective of the collection efforts noted above. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $5,950,000 was outstanding under this line as of June 30, 2000. The Company's capital expenditures typically are relatively modest because it is involved in a service business. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

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

                                 JOULE INC.
                                 (Registrant)

August 11, 2000
                                 /s/ E. N. LOGOTHETIS
                                 -----------------------------------------
                                 E. N. Logothetis, Chairman and Chief Executive Officer (Principal Executive Officer)


August 11, 2000
                                 /s/ BERNARD G. CLARKIN
                                 -----------------------------------------
                                 Bernard G. Clarkin, Vice President and Chief
                                 Financial Officer
                                 (Principal Financial Officer)