Form 10-K
period 2000-09-30
JOULE INC
filed 2000-12-28
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
(X)                    THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended September 30, 2000
                                       OR
( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ................

                         Commission File Number - 1-9477

                                   JOULE INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                           22-2735672
-----------------------------                           ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1245 U.S. Route 1 South, Edison, New Jersey                   08837
-------------------------------------------                -------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: 732-548-5444

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No.
                                      ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 19, 2000, was approximately $ 1,248,000.

As of December 19, 2000, there were 3,676,000 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000 filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (the "2000 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

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

     All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, virtually all revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. At September 30, 2000, approximately 2200 employees were on assignment to more than 450 clients for periods ranging in duration from one day to several years.

     The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

     The Company supplies commercial (office and light industrial workers) to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through fifteen offices in New Jersey, Delaware, Maryland and Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the clients full-time employees and, in other cases to supplement the clients normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. In 1998, the Company initiated a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which currently partially offsets the cost of the program. During 2000, the number of office and light industrial workers on assignment per week averaged more than 1300, and such services contributed approximately 35%, 38% and 37% of revenues in 2000, 1999 and 1998, respectively.

     The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted through four offices in New Jersey, Pennsylvania, Alabama and Texas. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time, permanent personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 2000, the number of technical workers on assignment per week averaged 400, and such services contributed approximately 31%, 30% and 30% of revenues in 2000, 1999 and 1998, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. Recruitment and assignment of such personnel is done from offices in New Jersey, Maryland, New York, and Illinois. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and re-assembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. Travel expenses are also billed to customers when appropriate. During 2000, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 400. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 34%, 32% and 33% of revenues in fiscal 2000, 1999 and 1998 respectively.

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

Customers and Marketing

     A significant portion of the Company's business represents repeat orders. For fiscal 2000 over 70% of the Company's revenues were derived from assignments to clients with which the Company had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 2000, 1999 or 1998.

Personnel Assignment and Recruitment

     The Company maintains a computerized data base of information on potential employees. It uses optical scanning equipment, where appropriate, to enhance its resume data base retrieval system. The data base contains information on office services and light industrial personnel, engineering and other technical and scientific personnel, and skilled industrial personnel, classified by skill, residence, experience and current availability for assignment. When called upon to fill an assignment, the Company's recruiting specialists match the client's specifications with the information in the data base on these potential employees. The ability to update, expand and rapidly access the data base is important to the Company's success. The Company's branch offices have direct, on-line access to the data base. Direct access is especially important in the office services and technical areas where immediate response to client orders is required. In addition, it is important in the technical services operation because of the diversity of skills involved.

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

Employees

     At September 30, 2000, the Company employed approximately 190 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 2200 persons on assignment. The Company is a party to collective bargaining agreements covering approximately 200 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building as well as a building adjacent to its corporate headquarters which serves as operational headquarters for one of the Company's divisions and a building in Gibbstown, New Jersey housing an industrial staffing unit. Twenty-one additional facilities, comprising approximately 53,000 square feet of space, are leased at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not Applicable.

Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 19, 2000 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

     Emanuel N. Logothetis, age 70, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988. In February 1999 he relinquished the Presidency but was reelected Chairman of the Board.

     John G. Wellman, Jr., age 52, was elected President and Chief Operating Officer in February 1999. He was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March 1998. Prior to that he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through March 1998.

     Bernard G. Clarkin, age 51, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

     John Logothetis, age 47, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

     Stephen Demanovich, age 46, was elected a Vice President in May 1997. He had been General Manager of Joule Technical Staffing since March 1995 and prior thereto had been Recruiting Manager since joining the Company in February 1989.

     Joseph Vendetti, age 53, was elected a Vice President in August 2000. He had been a General Manager of Joule Technical Services since 1994. Prior to that he was Regional Director for Joule Technical Services since joining the Company in 1990. Prior to his employment with Joule he was Manager of Technical Services with Continental Can Company.

     John Porch, age 48, was elected Vice President in August 2000. He had been a General Manager of Joule Industrial Contractors since 1996. Mr. Porch has been employed by Joule since 1980 holding a series of increasingly more responsible positions.

     Judith Bryant, age 45, was appointed Vice President in October 2000 when she joined the Company to head its Commercial Staffing business unit. Prior to that she worked for Office Specialists, currently a part of Randstad North America (a large staffing company) as a Market Manager. She joined Office Specialists in 1994. Prior to that she was a sales manager for Yankee Book Peddler, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on inside back cover of the 2000 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the "Selected Financial Information", included on the inside front cover of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on page 6 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 7 to 12 of the 2000 Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies to the Company. Based upon a review of the copies of the forms furnished to the Company and upon written representations from certain reporting persons that no forms were required, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the 2000 Annual Report.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 2000, 1999 and 1998, respectively.

          Consolidated Balance Sheets as of September 30, 2000 and 1999, respectively.

          Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 2000, 1999 and 1998, respectively.

          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 2000, 1999 and 1998, respectively.

          Notes to Consolidated Financial Statements.

The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 14(a) by reference:

          Report of Independent Public Accountants as to Schedules...........F-1

          Financial Statement Schedules:

               VIII - Valuation and Qualifying Accounts......................F-2

               IX - Short-term Borrowings....................................F-3

All other schedules are omitted since they are not required or are not applicable or since the information is furnished elsewhere in the financial statements or notes thereto.

(b)  Reports on Form 8-K


     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)    Exhibits

       3.1-- Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-7617) under the Securities Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.

       3.2-- By-laws, as amended, filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

       4.1-- Loan and Security Agreement, dated as of February 20, 1991, between registrant and United Jersey Bank Central, N.A., filed as
              Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

       4.1a-- Third Modification and Extension Agreement, dated August 23, 1995, between registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

       4.1b-- Fourth  Modification  and Extension  Agreement,  dated February 6,
              1996, between registrant and United Jersey Bank, filed as Exhibit 4.1b to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

       4.1c-- Fifth Modification and Extension Agreement, dated May 31, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

       4.1d-- Sixth Modification and Extension Agreement, dated May 31, 1997, between registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

       4.1e-- Seventh Modification and Extension Agreement, dated May 31, 1998, between registrant and Summit bank, filed as Exhibit 4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference

       4.1f-- Eighth  Modification  and Extension  Agreement,  dated February 5,
              1999, between registrant and Summit bank, filed as Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference

       4.1g-- Ninth Modification and Extension Agreement, dated May 10, 1999, between registrant and Summit Bank, filed as Exhibit 4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

       4.1h-- Tenth  Modification  and Extension  Agreement,  dated November 15,
              1999, between registrant and Summit Bank.

       4.1i-- Letter  Amendment,  dated May 26,  2000,  between  registrant  and
              Summit Bank.

       10.4*--1991 Stock Option Plan,  filed as Exhibit  10.11 to the  Company's
              Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

       13--   Annual  Report to  Stockholders  for the year ended  September 30,
              2000.

       21--   List of Subsidiaries.

       23--   Consent of Independent Public Accountants

       27--   Financial Data Schedule (in EDGAR filing only)


---------

       *      Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOULE INC.

Dated:  December 28, 2000                            Emanuel N. Logothetis
                                                     ----------------------
                                                     Emanuel N. Logothetis,
                                                     Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2000.



Emanuel N. Logothetis                     Bernard G. Clarkin
------------------------------            ------------------------------
Emanuel N. Logothetis                     Bernard G. Clarkin
Chairman of the Board and                 Vice President and Chief Financial
Director (Principal Executive             Officer (Principal Financial Officer
Officer)                                  and Accounting Officer)


Nick M. Logothetis
------------------------------            ------------------------------
Nick M. Logothetis - Director             Steven Logothetis - Director



Richard Barnitt                           Andrew Spohn
------------------------------            ------------------------------
Richard Barnitt- Director                 Andrew Spohn - Director


------------------------------
Robert W. Howard - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Joule Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 10, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
November  10 , 2000

                                                                          SCHEDULE VIII


                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES

                         BALANCE      CHARGED TO    CHARGED                     BALANCE
                         BEGINNING    COSTS AND     TO OTHER                    END OF
DESCRIPTION              OF PERIOD    EXPENSES      ACCOUNTS    DEDUCTIONS      PERIOD
-----------              ---------    --------      --------    ----------      ------

Allowance for
    doubtful accounts:

Years Ended:



September 30, 1998       $200,000       $ 93,000         --      $ 26,000       $267,000

September 30, 1999       $267,000       $778,000         --      $661,000       $384,000

September 30, 2000       $384,000       $250,000         --      $120,000       $514,000

                                                                                                                   SCHEDULE IX

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS




                                                                    WEIGHTED        MAXIMUM         AVERAGE        WEIGHTED
                                      CATEGORY OF                   AVERAGE         AMOUNT OF       AMOUNT         AVERAGE
                                      AGGREGATE                     INTEREST        BORROWINGS      OUTSTANDING    INTEREST
                                      SHORT-TERM     BALANCE AT     RATE AT END     DURING THE      DURING THE     RATE DURING
                                      BORROWINGS     END OF YEAR    OF YEAR         YEAR            YEAR*          THE YEAR*
                                      ----------     -----------    -------         ----            -----          ---------


YEARS ENDED

     SEPTEMBER 30, 1998                  BANKS       $3,100,000        7.16%      $3,271,000       $2,538,000          7.80%

     SEPTEMBER 30, 1999                  BANKS       $7,700,000        6.94%      $8,200,000       $4,833,000          6.82%

     SEPTEMBER 30, 2000                  BANKS       $4,980,000        7.99%      $8,750,000       $6,985,000          7.87%





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

4.1b Fourth Modification and Extension Agreement, dated                     *
     February 6, 1996, between registrant and United Jersey
     Bank, filed as Exhibit 4.1b to the Company's Annual report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1c Fifth Modification and Extension Agreement, dated May                  *
     31, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1d Sixth Modification and Extension Agreement, dated May                  *
     31, 1997, between registrant and Summit Bank, filed as
     Exhibit 4.1d to the Company's Annual Report on Form
     10-K for the year ended September 30, 1997 and incorporated herein by reference.

4.1e   Seventh Modification and Extension  Agreement,  dated                *
       May 31,  1998,  between  registrant  and Summit bank,
       filed as Exhibit 4.1e to the Company's  Annual Report
       on Form 10-K for the year ended  September  30,  1998
       and incorporated herein by reference.

4.1f   Eighth  Modification and Extension  Agreement,  dated                *
       February 5, 1999, between registrant and Summit Bank,
       filed as Exhibit 4.1f to the Company's  Annual Report
       on Form 10-K for the year ended  September  30,  1999
       and incorporated herein by reference.

4.1g   Ninth Modification and Extension Agreement, dated May                *
       10, 1999, between registrant and Summit Bank, filed as Exhibit 4.1g to the Company's Annual Report on
       Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1h   Tenth  Modification  and Extension  Agreement,  dated                19
       November 15, 1999, between registrant and Summit Bank



4.1i   Letter  Amendment,   dated  May  26,  2000,   between                54
       registrant and Summit Bank.


10.4** 1991 Stock Option Plan, filed as Exhibit 10.11 to the                *
       Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

13     Annual  Report  to  Stockholders  for the year  ended                58
       September 30, 2000.

21     List of Subsidiaries                                                 75
23     Consent of Independent Public Accountants                            77
27     Financial Data Schedule (in EDGAR Filing only)

     * Incorporated by Reference
     ** Compensatory Plan