Form 10-Q
period 2000-12-31
JOULE INC
filed 2001-02-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

Yes [X]        No [ ]

As of February 9, 2001, 3,679,000 shares of the Registrant's common stock were outstanding.


Part I - Financial Information                     Joule Inc. And Subsidiaries
Item 1. Financial Statements                       Consolidated Balance Sheets

                                                                December 31,    September 30,
                                                                    2000            2000
                                                                -------------   -------------
ASSETS                                                           (Unaudited)
CURRENT ASSETS:
    Cash                                                        $     241,000   $     237,000
    Accounts receivable, less allowance
           for doubtful accounts of $567,000 at December 31
           and $514,000 at September 30, respectively               8,842,000       9,749,000
    Prepaid expenses and other current assets                         949,000         848,000
                                                                -------------   -------------
                Total Current Assets                               10,032,000      10,834,000

PROPERTY AND EQUIPMENT, NET                                         4,175,000       4,013,000
GOODWILL                                                            1,180,000       1,201,000
OTHER ASSETS                                                          176,000         304,000
                                                                -------------   -------------
                                                                $  15,563,000   $  16,352,000
                                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Loans payable to bank                                       $   4,800,000   $   4,980,000
    Accounts payable and accrued expenses                           1,057,000       1,269,000
    Accrued payroll and related taxes                               1,198,000       1,585,000
    Income taxes                                                           --          43,000
                                                                -------------   -------------
                 Total Current Liabilities                          7,055,000       7,877,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                       --              --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,820,000 shares          38,000          38,000
    Additional paid-in capital                                      3,669,000       3,669,000
    Retained earnings                                               5,183,000       5,150,000
                                                                -------------   -------------
                                                                    8,890,000       8,857,000

    LESS:  Cost of 144,000 shares of common
                stock held in treasury                                382,000         382,000
                                                                -------------   -------------
                   Total Stockholders' Equity                       8,508,000       8,475,000
                                                                -------------   -------------
                                                                $  15,563,000   $  16,352,000
                                                                =============   =============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income


                                                       Three Months Ended
                                                   ---------------------------
                                                   December 31,   December 31
                                                       2000           1999
                                                   ------------   ------------
                                                    (Unaudited)    (Unaudited)

REVENUES                                           $ 18,524,000   $ 20,117,000
                                                   ------------   ------------

COSTS, EXPENSES AND OTHER:
      Cost of services                               14,932,000     16,456,000
      Selling, general & administrative expenses      3,471,000      3,152,000
      Interest expense                                  107,000        150,000
      Interest income                                   (35,000)            --
      Other                                                  --          6,000
                                                   ------------   ------------

INCOME BEFORE INCOME TAX PROVISION                       49,000        353,000

INCOME TAX PROVISION                                     16,000        136,000
                                                   ------------   ------------

NET INCOME                                         $     33,000   $    217,000
                                                   ============   ============

BASIC AND DILUTED EARNINGS PER SHARE               $       0.01   $       0.06
                                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-BASIC                                3,677,000      3,674,000
                                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENTS OUTSTANDING - DILUTED         3,677,000      3,674,000
                                                   ============   ============

See accompanying notes to consolidated financial statements.


                                         Joule Inc. And Subsidiaries
                                    Consolidated Statements of Cash Flows


                                                                                    Three Months Ended
                                                                               ----------------------------
                                                                               December 31,    December 31
                                                                                   2000            1999
                                                                               ------------    ------------
                                                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $     33,000    $    217,000
     Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                             216,000         187,000
          Provision for losses on accounts receivable                                53,000          60,000
          Changes in operating assets and liabilities:
                Accounts receivable                                                 854,000         125,000
                Prepaid expenses and other assets                                    27,000        (155,000)
                Accounts payable and accrued expenses                              (212,000)       (410,000)
                Accrued payroll and related taxes                                  (387,000)       (214,000)
                Income taxes                                                        (43,000)        117,000
                                                                               ------------    ------------
                   Net cash flows provided by (used in) operating activities        541,000         (73,000)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                                   (357,000)       (165,000)
                                                                               ------------    ------------
               Net cash flows used in investing activities                         (357,000)       (165,000)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable to bank                              (180,000)        300,000
                                                                               ------------    ------------
               Net cash flows (used in) provided by financing activities           (180,000)        300,000
                                                                               ------------    ------------

NET CHANGE IN CASH                                                                    4,000          62,000

CASH, BEGINNING OF PERIOD                                                           237,000         152,000
                                                                               ------------    ------------

CASH, END OF PERIOD                                                            $    241,000    $    214,000
                                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                                    $    112,000    $    147,000
                                                                               ============    ============

              Income taxes paid                                                $    194,000    $     25,000
                                                                               ============    ============

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

      Information concerning operations by operating segment is as follows (in 000's):

                                 Three Months Ended
                                    December 31,
                                --------------------
                                  2000        1999
                                --------    --------
REVENUES
     Commercial .............   $  6,064    $  8,552
     Technical ..............      6,203       5,569
     Industrial .............      6,257       5,996
                                --------    --------
                                $ 18,524    $ 20,117
                                --------    --------

INCOME BEFORE TAX PROVISION
     Commercial .............   $    297    $    398
     Technical ..............        589         385
     Industrial .............        164         487
     Corporate (unallocated,
          including interest)     (1,001)       (917)
                                --------    --------
                                $     49    $    353
                                --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations


         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $ 18.5 million during the first three months of fiscal 2001 compared to $20.1 million for the year earlier period. Commercial staffing revenue decreased 29% to $6.1 in 2001 from $8.6 million in 2000, reflective of the topline softness in this segment as well as a decision not to pursue certain lower margin business. Technical staffing revenue increased 11% to $6.2 million in the current period from $5.6 million in the year earlier period. Industrial staffing revenue rose 3% to $6.2 million in 2001 from $6.0 million in 2000.

         Cost of services were 80.6% of revenue in the 2001 first quarter compared to 81.8% for the 2000 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including a van transportation service which transports some commercial staffing workers to job sites. Selling, general and administrative expenses were $3.5 million, or 18.9% of revenues for the 2001 period compared to $3.2 million, or 15.9% of revenues for the 2000 period. This percentage increase was principally due to lower revenues in the current quarter while staff employee payroll and other branch related expenses increased modestly. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

         Interest expense decreased $43,000 in the 2001 quarter over the 2000 quarter, reflecting a decrease in average borrowings. The interst income of $35,000 relates to a note receivable, which is principally included in accounts receivable. After giving effect to the utilization of certain tax credits the effective tax rates for the 2001 and 2000 periods were 33% and 39%, respectively. As a result of the above, net income was $33,000 or $0.01 per share, basic and diluted, in fiscal 2001 compared with net income of $217,000 or $0.06 per share, basic and diluted, for the 2000 period.

                           JOULE INC. AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

Liquidity and Capital Resources

         Current assets at December 31, 2000 were $10,032,000 as compared to $10,834,000 at September 30, 2000 and current liabilities were $7,055,000 compared to $7,877,000 as of September 30, 2000. The decrease in current assets principally relates to a reduction in accounts receivable of $ 900,000 as a result of a significant improvement in days sales outstanding as of December 31, 2000, compared to September 30, 2000. The improvement in days sales outstanding was due to increased emphasis on credit and collections in 2000 which continued to yield improvement in the current period. The increase in prepaid expense principally relates to prepayment of income taxes. The decrease in current liabilities of $800,000 included a $180,000 decrease in notes payable and a $400,000 decrease in accrued payroll and related taxes due to a lower level of business in the final week of the current period as well as lower payroll taxes due. The decrease in accounts payable and accrued expenses reflected the normal cyclical nature of such accounts. While the Company's capital expenditures are relatively modest due to the nature of its business, it is anticipated that approximately $300,000 to $400,000 will be expended within the current fiscal year in connection with the installation of a major new information technology system, of which $130,000 was incurred in the current quarter.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $4,800,000 was outstanding under this line as of December 31, 2000. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

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

                          JOULE INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on February 7, 2001

         (b) The following directors were elected at the annual meeting with the votes as indicated:

                                              VOTES FOR      VOTES WITHHELD
                                            --------------   --------------
                    Richard Barnitt              3,511,489          144,100
                    Robert W. Howard             3,511,789          143,800
                    Emanuel N. Logothetis        3,511,789          143,800
                    Nick M. Logothetis           3,510,789          144,800
                    Steven Logothetis            3,510,789          144,800
                    Andrew G. Spohn              3,524,689          130,900

         (b) Approval of the 2001 Stock Option Plan with the votes as indicated:

                                              VOTES FOR       VOTES AGAINST
                                            --------------    -------------
                                                 2,914,152          233,359

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

                                          JOULE INC.
                                          (Registrant)
February 13, 2001
                                          /s/ E. N. LOGOTHETIS
                                          --------------------------------------
                                          E. N. Logothetis, Chairman and Chief
                                          Executive Officer (Principal Executive
                                          Officer)

February 13, 2001                         /s/ BERNARD G. CLARKIN
                                          --------------------------------------
                                          Bernard G. Clarkin, Vice President and
                                          Chief Financial Officer(Principal
                                          Financial Officer)