Form 10-Q
period 2001-03-31
JOULE INC
filed 2001-05-11
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

Yes  [X]                     No [ ]


As of May 11, 2001, 3,682,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information      Joule Inc. And Subsidiaries
Item 1. Financial Statements        Consolidated Balance Sheets



                                                              March 31,   September 30,
                                                                 2001          2000
                                                             -----------   -----------
ASSETS                                                       (Unaudited)
------
CURRENT ASSETS:
   Cash                                                      $   269,000   $   237,000
   Accounts receivable, less allowance
      for doubtful accounts of $618,000 at March 31
      and $514,000 at September 30, respectively              10,033,000     9,749,000
   Prepaid expenses and other current assets                   1,136,000       848,000
                                                             -----------   -----------
         Total Current Assets                                 11,438,000    10,834,000

PROPERTY AND EQUIPMENT, NET                                    4,350,000     4,013,000
GOODWILL                                                       1,159,000     1,201,000
OTHER ASSETS                                                      49,000       304,000
                                                             -----------   -----------
                                                             $16,996,000   $16,352,000
                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Loans payable to bank                                     $ 5,300,000   $ 4,980,000
   Accounts payable and accrued expenses                       1,214,000     1,269,000
   Accrued payroll and related taxes                           1,941,000     1,585,000
   Income taxes                                                       --        43,000
                                                             -----------   -----------
             Total Current Liabilities                         8,455,000     7,877,000

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 500,000 shares, none outstanding                     --            --
   Common stock, $.01 par value:
      Authorized 10,000,000 shares-issued 3,820,000 shares        38,000        38,000
   Additional paid-in capital                                  3,669,000     3,669,000
   Retained earnings                                           5,216,000     5,150,000
                                                             -----------   -----------
                                                               8,923,000     8,857,000

   LESS: Cost of 144,000 shares of common
           stock held in treasury                                382,000       382,000
                                                             -----------   -----------
             Total Stockholders' Equity                        8,541,000     8,475,000
                                                             -----------   -----------
                                                             $16,996,000   $16,352,000
                                                             ===========   ===========

See accompanying notes to consolidated financial statements.

                                           Joule Inc. And Subsidiaries
                                        Consolidated Statements of Income


                                                     Three Months Ended              Six Months Ended
                                                ----------------------------   ----------------------------
                                                  March 31,       March 31,      March 31,       March 31,
                                                    2001            2000           2001            2000
                                                ------------    ------------   ------------    ------------
                                                (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
REVENUES                                        $ 19,518,000    $ 19,392,000   $ 38,042,000    $ 39,509,000
                                                ------------    ------------   ------------    ------------


COSTS, EXPENSES AND OTHER:
   Cost of services                               15,774,000      15,828,000     30,707,000      32,284,000
   Selling, general & administrative expenses      3,631,000       3,175,000      7,101,000       6,333,000
   Interest expense                                  101,000         142,000        208,000         292,000
   Interest income                                   (24,000)             --        (59,000)             --
                                                ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAX PROVISION                    36,000         247,000         85,000         600,000

INCOME TAX PROVISION                                   3,000          95,000         19,000         231,000
                                                ------------    ------------   ------------    ------------

NET INCOME                                      $     33,000    $    152,000   $     66,000    $    369,000
                                                ============    ============   ============    ============

BASIC AND DILUTED EARNINGS PER SHARE            $       0.01    $       0.04   $       0.02    $       0.10
                                                ============    ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                  3,677,000       3,674,000      3,677,000       3,674,000
                                                ============    ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED           3,677,000       3,674,000      3,677,000       3,674,000
                                                ============    ============   ============    ============



See accompanying notes to consolidated financial statements.

                               Joule Inc. And Subsidiaries
                          Consolidated Statements of Cash Flows


                                                                           Six Months Ended
                                                                      --------------------------
                                                                       March 31,      March 31,
                                                                          2001           2000
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $    66,000    $   369,000
   Adjustments to reconcile net income to
     net cash flows provided by (used in) operating
     activities:
       Depreciation and amortization                                      436,000        408,000
       Provision for losses on accounts receivable                        105,000        129,000
       Changes in operating assets and liabilities:
          Accounts receivable                                            (389,000)       178,000
          Prepaid expenses and other assets                               (33,000)      (324,000)
          Accounts payable and accrued expenses                           (55,000)       (86,000)
          Accrued payroll and related taxes                               356,000        274,000
          Income taxes                                                    (43,000)       179,000
                                                                      -----------    -----------
            Net cash flows provided by operating activities               443,000      1,127,000
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions of property and equipment                            (731,000)      (342,000)
                                                                      -----------    -----------
          Net cash flows used in investing activities                    (731,000)      (342,000)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in loans payable to bank                       320,000       (720,000)
                                                                      -----------    -----------
          Net cash flows provided by (used in) financing activities       320,000       (720,000)
                                                                      -----------    -----------

NET CHANGE IN CASH                                                         32,000         65,000

CASH, BEGINNING OF PERIOD                                                 237,000        152,000
                                                                      -----------    -----------

CASH, END OF PERIOD                                                   $   269,000    $   217,000
                                                                      ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

          Interest paid                                               $   222,000    $   297,000
                                                                      ===========    ===========

          Income taxes paid                                           $   222,000    $    59,000
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

Information concerning operations by operating segment is as follows (in 000's):

                                    Three Months Ended       Six Months Ended
                                         March 31,              March 31,
                                   --------------------    --------------------
                                     2001        2000        2001        2000
                                     ----        ----        ----        ----

REVENUES
   Commercial ..................   $  6,326    $  7,023    $ 12,390    $ 15,575
   Technical ...................      6,482       5,572      12,685      11,141
   Industrial ..................      6,710       6,797      12,967      12,793
                                   --------    --------    --------    --------
                                   $ 19,518    $ 19,392    $ 38,042    $ 39,509
                                   --------    --------    --------    --------

INCOME BEFORE TAX PROVISION
   Commercial ..................   $    282    $    266    $    579    $    661
   Technical ...................        395         381         984         751
   Industrial ..................        339         631         503       1,126
   Corporate (unallocated,
      including interest) ......       (980)     (1,031)     (1,981)     (1,938)
                                   --------    --------    --------    --------
                                   $     36    $    247    $     85    $    600
                                   --------    --------    --------    --------

                           JOULE INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $ 19.5 million for the three months ended March 31, 2001 compared to $19.4 million for the year earlier period. Revenue for the first six months of fiscal 2001 amounted to $38.0 million; for the comparable six month period of 2000 revenue was $39.5million. Commercial staffing revenue decreased 10% to $6.3 million and 20% to $12.4 million for the respective three and six month periods ended March 31, 2001, reflective of the top line softness in this segment as well as a decision not to pursue certain lower margin business. Technical staffing revenue increased 16% to $6.5 million in the current 2001 quarter, and rose 14% to $12.7 million as compared to the 2000 six month period. Industrial staffing revenue of $6.7 million and $13.0 million for the 2001 three and six month periods approximated the 2000 three and six months results of $6.8 million and $12.8 million, respectively.

     Cost of services improved to 80.8% and 80.7% of revenue in the current three month and six month periods compared to 81.6% and 81.7% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites. Selling, general and administrative expenses were $3.6 million and $7.1 million for the three and six months ended March 31, 2001 compared to $3.2 million and $6.3 million for the year earlier periods, and represented 18.6% and 18.7% of revenue in the 2001 periods, an increase over the comparable 2000 periods of 16.4% and 16.0% of revenue. These percentage increases are principally related to higher staff employee payroll and other branch related expenses, as well as lower revenue for the six month period of 2001. Selling, general and administrative expenses principally include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense amounted to $101,000 and $208,000 for the 2001 three and six month periods compared to $142,000 and $292,000 for the respective prior year periods, reflecting a decrease in average borrowings along with a decrease in interest rates. Interest income in the 2001 periods of $24,000 and $59,000, respectively, relates to a current note receivable included in accounts receivable. After giving effect to the utilization of certain tax credits the effective tax rates approximated 8% and 22% for the respective three and six month periods ending March 31, 2001 and approximately 38% for the respective three and six month periods ending March 31, 2000. As a result of the above, net income for the 2001 three month period was $33,000 or $0.01 per share, basic and diluted, compared with net income of $152,000 or $0.04 per share, basic and diluted, for the 2000 period; for the 2001 six month period, net income was $66,000 or $0.02 per share, basic and diluted, compared with $369,000 or $0.10 per share, basic and diluted, for the 2000 period.


Liquidity and Capital Resources

     Current assets at March 31, 2001 were $11,438,000 as compared to $10,834,000 at September 30, 2000 and current liabilities were $8,455,000 compared to $7,877,000 as of September 30, 2000. The increase in current assets principally reflects a modest increase in accounts receivable of approximately $300,000 due to increased sales in the current three month period compared to the last three months of the prior fiscal year and an increase in prepaid expense of approximately $300,000, principally relating to prepayment of income taxes. The increase in current liabilities includes a $320,000 increase in notes payable as well as an approximately $350,000 increase in accrued payroll and related taxes due to a higher level of business in the final week of the current period as well as higher related payroll taxes due. The decrease in accounts payable and accrued expenses reflected the normal cyclical nature of such accounts. While the Company's capital expenditures are generally relatively modest due to the nature of its business, it is anticipated that approximately $300,000 to $400,000 will be expended within the current fiscal year in connection with the installation of a major new information technology system, of which approximately $260,000 was incurred in the current six month period.

                           JOULE INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-quarter percent option; $5,300,000 was outstanding under this line as of March 31, 2001. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.


Forward-Looking Information

     Certain parts of this document include forward-looking statements within the meaning of the federal securities laws that are subject to risks and uncertainties. Factors that could cause the Company's actual results and financial condition to differ from the Company's expectations include, but are not limited to, a change in economic conditions that adversely affects the level of demand for the Company's services, competitive market and pricing pressures, the availability of qualified temporary workers, the ability of the Company to manage growth through improved information technology systems and the training and retention of new staff, and government regulation.

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

                                  JOULE INC.
                                  (Registrant)



May 11, 2001
                                  /s/ E.N. LOGOTHETIS
                                  ----------------------------------------------
                                  E. N. Logothetis, Chairman and Chief Executive Officer (Principal Executive Officer)



May 11, 2001
                                  /s/ BERNARD G. CLARKIN
                                  ----------------------------------------------
                                  Bernard G. Clarkin, Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)