Form 10-Q
period 2001-06-30
JOULE INC
filed 2001-08-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________________ to _________________

     Commission File Number 1-9477

                                   Joule Inc.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-2735672
  ---------------------------------                      -------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                        Identification No.)

                  1245 Route 1 South, Edison, New Jersey 08837
                  --------------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (732) 548-5444
                  --------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No  [ ]

As of August 13, 2001, 3,682,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial  Statements

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets


                                                                  June 30,       September 30,
                                                                    2001             2000
                                                                -----------      -----------
ASSETS                                                          (Unaudited)
------
CURRENT ASSETS:
    Cash                                                        $   236,000      $   237,000
    Accounts receivable, less allowance for
         doubtful accounts of $609,000 at June 30
         and $514,000 at September 30, respectively               9,763,000        9,749,000
    Prepaid expenses and other current assets                     1,049,000          848,000
                                                                -----------      -----------
              Total Current Assets                               11,048,000       10,834,000

PROPERTY AND EQUIPMENT, NET                                       4,306,000        4,013,000
GOODWILL                                                          1,138,000        1,201,000
OTHER ASSETS                                                         51,000          304,000
                                                                -----------      -----------
                                                                $16,543,000      $16,352,000
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                       $ 4,600,000      $ 4,980,000
    Accounts payable and accrued expenses                         1,440,000        1,269,000
    Accrued payroll and related taxes                             1,702,000        1,585,000
    Income taxes                                                       --             43,000
                                                                -----------      -----------
              Total Current Liabilities                           7,742,000        7,877,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                   --               --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares-issued 3,820,000 shares        38,000           38,000
    Additional paid-in capital                                    3,672,000        3,669,000
    Retained earnings                                             5,473,000        5,150,000
                                                                -----------      -----------
                                                                  9,183,000        8,857,000

LESS:  Cost of 144,000 shares of common
         stock held in treasury                                     382,000          382,000
                                                                -----------      -----------
              Total Stockholders' Equity                          8,801,000        8,475,000
                                                                -----------      -----------
                                                                $16,543,000      $16,352,000
                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

                                          Joule Inc. And Subsidiaries
                                       Consolidated Statements of Income


                                                         Three Months Ended            Nine Months Ended
                                                   ----------------------------   ----------------------------
                                                      June 30,         June 30,      June 30,         June 30,
                                                       2001             2000          2001             2000
                                                   ------------    ------------   ------------    ------------
                                                    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

REVENUES                                           $ 19,891,000    $ 19,214,000   $ 57,933,000    $ 58,723,000
                                                   ------------    ------------   ------------    ------------

COSTS, EXPENSES AND OTHER:
      Cost of services                               15,823,000      15,372,000     46,530,000      47,656,000
      Selling, general & administrative expenses      3,579,000       3,296,000     10,680,000       9,629,000
      Interest expense                                   82,000         134,000        290,000         426,000
      Interest income                                   (16,000)            -          (75,000)            -
                                                   ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAX PROVISION                      423,000         412,000        508,000       1,012,000

INCOME TAX PROVISION                                    166,000         160,000        185,000         391,000
                                                   ------------    ------------   ------------    ------------

NET INCOME                                         $    257,000    $    252,000   $    323,000    $    621,000
                                                   ============    ============   ============    ============

BASIC AND DILUTED EARNINGS PER SHARE               $       0.07    $       0.07   $       0.09    $       0.17
                                                   ============    ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                     3,682,000       3,674,000      3,681,000       3,674,000
                                                   ============    ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED              3,682,000       3,674,000      3,681,000       3,674,000
                                                   ============    ============   ============    ============


See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                        Nine Months Ended
                                                                   --------------------------
                                                                     June 30,       June 30,
                                                                      2001           2000
                                                                   -----------    -----------
                                                                   (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                     $   323,000    $   621,000
    Adjustments to reconcile net income to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                665,000        611,000
          Provision for losses on accounts receivable                   96,000        190,000
          Changes in operating assets and liabilities:
              Accounts receivable                                     (110,000)     1,651,000
              Prepaid expenses and other assets                         55,000       (555,000)
              Accounts payable and accrued expenses                    171,000       (148,000)
              Accrued payroll and related taxes                        117,000         45,000
              Income taxes                                             (43,000)       (92,000)
                                                                   -----------    -----------
                 Net cash flows provided by operating activities     1,274,000      2,323,000
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                            (895,000)      (510,000)
                                                                   -----------    -----------
        Net cash flows used in investing activities                   (895,000)      (510,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in loans payable to bank                                 (380,000)    (1,750,000)
                                                                   -----------    -----------
        Net cash flows used in financing activities                   (380,000)    (1,750,000)
                                                                   -----------    -----------

NET CHANGE IN CASH                                                      (1,000)        63,000

CASH, BEGINNING OF PERIOD                                              237,000        152,000
                                                                   -----------    -----------

CASH, END OF PERIOD                                                $   236,000    $   215,000
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
        Interest paid                                              $   308,000    $   428,000
                                                                   ===========    ===========
        Income taxes paid                                          $   396,000    $   490,000
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

(2) During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS NO. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company may elect to adopt SFAS No. 142 as of October 1, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of October 1, 2002 (however the Company can choose early adoption on October 1, 2001). The Company anticipates that goodwill recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142.

(3) Segment Disclosures

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Technical Staffing and (3) Industrial Staffing.

Information concerning operations by operating segment is as follows (in 000's):

                                 Three Months Ended       Nine Months Ended
                                --------------------    --------------------
                                      June 30,                June 30,
                                --------------------    --------------------
                                  2001        2000        2001        2000
                                --------    --------    --------    --------
Revenues
     Commercial ............... $  6,393    $  5,778    $ 18,783    $ 21,353
     Technical ................    6,685       6,123      19,370      17,264
     Industrial ...............    6,813       7,313      19,780      20,106
                                --------    --------    --------    --------
                                $ 19,891    $ 19,214    $ 57,933    $ 58,723
                                --------    --------    --------    --------

Income Before Tax Provision
    Commercial ................ $    295    $    212    $    872    $    873
     Technical ................      682         579       1,667       1,330
     Industrial ...............      491         563         994       1,689
     Corporate (unallocated,
       including interest).....   (1,045)       (942)     (3,025)     (2,880)
                                --------    --------    --------    --------
                                $    423    $    412    $    508    $  1,012
                                --------    --------    --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $ 19.9 million for the three months ended June 30, 2001 compared to $19.2 million for the year earlier period. Revenue for the first nine months of fiscal 2001 amounted to $57.9 million; for the comparable nine month period of 2000 revenue was $58.7 million. Commercial staffing revenue increased 11% to $6.4 million for the three month period ended June 30, 2001, while decreasing 12% to $18.8 million for the nine month period ended June 30, 2001, reflective of the top line softness in this segment earlier in the year partially due to a decision to focus on higher margin business. Technical staffing revenue increased 9% to $6.7 million in the current 2001 quarter, and rose 12% to $19.4 million as compared to the 2000 nine month period. While the revenue for Industrial staffing of $19.8 million for the 2001 nine month period approximated the 2000 nine month results of $20.1 million, revenue for the current quarter declined $.5 million from the particularly strong prior year quarter of $7.3 million. It is anticipated that revenue for the full year of 2001 for this segment will equal or exceed that of the prior year.

      Cost of services improved to 79.5% and 80.3% of revenue in the current three month and nine month periods compared to 80.0% and 81.2% in the same prior year periods. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites. Selling, general and administrative expenses were $3.6 million and $10.7 million for the three and nine months ended June 30, 2001 compared to $3.3 million and $9.6 million for the year earlier periods, and represented 18.0% and 18.4% of revenue in the 2001 periods, an increase over the comparable 2000 periods of 17.2% and 16.4% of revenue. These percentage increases are principally related to higher staff employee payroll and other branch related expenses. The Company initiated certain personnel and other branch cost reductions during the third quarter which had a positive impact in the quarter and will further benefit future quarters. Selling, general and administrative expenses principally include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Interest expense amounted to $82,000 and $290,000 for the 2001 three and nine month periods compared to $134,000 and $426,000 for the respective prior year periods, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income in the 2001 periods of $16,000 and $75,000, respectively, relates to a current note receivable included in accounts receivable. After giving effect to the utilization of certain tax credits the effective tax rates approximated 39% and 36% for the respective three and nine month periods ending June 30, 2001 and approximately 39% for the respective three and nine month periods ending June 30, 2000. As a result of the above, net income for the 2001 three month period was $257,000 or $0.07 per share, basic and diluted, compared with net income of $252,000 or $0.07 per share, basic and diluted, for the 2000 period; for the 2001 nine month period, net income was $323,000 or $0.09 per share, basic and diluted, compared with $621,000 or $0.17 per share, basic and diluted, for the 2000 period.

Liquidity and Capital Resources

     Current assets at June 30, 2001 were $11,048,000 compared to current assets of $10,834,000 at September 30, 2000 and current liabilities were $7,742,000 compared to $7,877,000 as of September 30, 2000. The increase in current assets primarily relates to an increase in prepaid expense of approximately $200,000, principally related to prepayment of income taxes. The decrease in current liabilities includes a $380,000 decrease in notes payable as well as an approximate $100,000 increase in accrued payroll and related taxes due to a higher level of business in the final week of the current period as well as higher related payroll taxes due, and an approximate $200,000 increase in accounts payable and accrued expenses reflecting the normal cyclical nature of such accounts. While the Company's capital expenditures are generally relatively modest due to the nature of its business, it was anticipated that approximately $300,000 to $400,000 would be expended within the current fiscal year in connection with the installation of a major new information technology system, of which approximately $290,000 was incurred in the current nine month period.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $4,600,000 was outstanding under this line as of June 30, 2001. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

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

                                              JOULE INC.
                                              (Registrant)

August 13, 2001
                                              /s/ E. N. Logothetis
                                              ----------------------------------
                                              E. N. Logothetis, Chairman and
                                              Chief Executive Officer (Principal
                                              Executive Officer)


August 13, 2001
                                              /s/ Bernard G. Clarkin
                                              ----------------------------------
                                              Bernard G. Clarkin, Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)