Form 10-K
period 2001-09-30
JOULE INC
filed 2001-12-28
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ( X )                     THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended September 30, 2001
                                       OR
 (      )                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ......... to ................

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on December 17, 2001, was approximately $ 2,332,000.

As  of  December  17,  2001,   there  were  3,682,000  shares  of  Common  Stock
outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2001 filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (the "2001 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

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

     All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, virtually all revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. At September 30, 2001, approximately 2100 employees were on assignment to more than 300 clients for periods ranging in duration from one day to several years.

     The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

     The Company supplies commercial (office and light industrial workers) to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel is conducted through thirteen offices in New Jersey and Florida. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the client's full-time employees and, in other cases to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. In 1998, the Company initiated a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which currently partially offsets the cost of the program. During 2001, the number of office and light industrial workers on assignment per week averaged more than 1300, and such services contributed approximately 32%, 35% and 38% of revenues in 2001, 2000 and 1999, respectively.

     The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted through three offices in New Jersey, Pennsylvania and Alabama. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time, permanent personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 2001, the number of technical workers on assignment per week averaged 400, and such services contributed approximately 33%, 31% and 30% of revenues in 2001, 2000 and 1999, respectively.

     The Company also provides skilled craft industrial plant and facility maintenance labor services at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. Recruitment and assignment of such personnel is done from offices in New Jersey, Maryland, Alabama, New York, and Illinois. The Company provides the services of welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and re-assembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark up for overhead and profit, for the different classifications of tradesmen and supervisory personnel and on a cost-plus basis for materials and equipment. Travel expenses are also billed to customers when appropriate. During 2001, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 400. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 35%, 34% and 32% of revenues in fiscal 2001, 2000 and 1999 respectively.

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

Customers and Marketing

     The majority of the Company's business orders each year were with clients that it had done business for more than two years.

     The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. No customer accounted for more than 10% of revenues in 2001, 2000 and 1999.

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

Employees

     At September 30, 2001, the Company employed approximately 200 full and part-time permanent employees in its headquarters and branch offices other than those on assignment to clients and had approximately 2100 persons on assignment. The Company is a party to collective bargaining agreements covering approximately 225 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

     The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building as well as a building adjacent to its corporate headquarters which serves as operational headquarters for one of the Company's divisions and a building in Gibbstown, New Jersey housing an industrial staffing unit. Nineteen additional facilities, comprising approximately 54,000 square feet of space, are leased at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

Executive Officers of the Company

     The names, ages and positions of all of the executive officers of the Company as of December 17, 2001 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

     Emanuel N. Logothetis, age 71, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988. In February 1999 he relinquished the Presidency but was reelected Chairman of the Board.

     John G. Wellman, Jr., age 53, was elected President and Chief Operating Officer in February 1999. He was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March 1998. Prior to that he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through March 1998.

     Bernard G. Clarkin, age 52, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

     John Logothetis, age 48, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

     Stephen Demanovich, age 47, was elected a Vice President in May 1997. He had been General Manager of Joule Technical Staffing since March 1995 and prior thereto had been Recruiting Manager since joining the Company in February 1989.

     Joseph Vendetti, age 54, was elected a Vice President in August 2000. He had been a General Manager of Joule Technical Services since 1994. Prior to that he was Regional Director for Joule Technical Services since joining the Company in 1990. Prior to his employment with Joule he was Manager of Technical Services with Continental Can Company.

     John Porch, age 49, was elected Vice President in August 2000. He had been a General Manager of Joule Industrial Contractors since 1996. Mr. Porch has been employed by Joule since 1980 holding a series of increasingly more responsible positions.

     Judith Bryant, age 46, was appointed Vice President in October 2000 when she joined the Company to head its Commercial Staffing business unit. Prior to that she worked for Office Specialists, currently a part of Randstad North America (a large staffing company) as a Market Manager. She joined Office Specialists in 1994. Prior to that she was a sales manager for Yankee Book Peddler, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on the inside back cover of the 2001 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the "Selected Financial Information", included on the inside front cover of the 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the information under the same caption on page 6 of the 2001 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 7 to 12 of the 2001 Annual Report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies to the Company. Based upon a review of the copies of the forms furnished to the Company and upon written representations from certain reporting persons that no forms were required, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 2001.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The following Financial Statements of JOULE Inc. and subsidiaries and Report of Independent Public Accountants are incorporated in Part IV by reference to the 2001 Annual Report.

          Report of Independent Public Accountants with respect to the financial statements for the fiscal years, 2001, 2000 and 1999, respectively.

          Consolidated Balance Sheets as of September 30, 2001 and 2000, respectively.

          Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999, respectively.

          Consolidated Statements of Changes in Stockholders Equity for the Years Ended September 30, 2001, 2000 and 1999, respectively.

          Consolidated Statements of Changes in Cash Flows for the Years Ended September 30, 2001, 2000 and 1999, respectively.

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

               IX   - Short-term Borrowings..................................F-3

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

     4.1b --  Fourth  Modification  and Extension  Agreement,  dated February 6,
              1996,  .........  between registrant and United Jersey Bank, filed as Exhibit 4.1b to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

     4.1c -- Fifth Modification and Extension Agreement, dated May 31, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

     4.1d -- Sixth Modification and Extension Agreement, dated May 31, 1997, between registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

     4.1e -- Seventh Modification and Extension Agreement, dated May 31, 1998, between registrant and Summit Bank, filed as Exhibit 4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference

     4.1f -- Eighth Modification and Extension Agreement, dated February 5, 1999, between registrant and Summit Bank, filed as Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference

     4.1g -- Ninth Modification and Extension Agreement, dated May 10, 1999, between registrant and Summit Bank, filed as Exhibit 4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

     4.1h -- Tenth Modification and Extension Agreement, dated November 15, 1999, between registrant and Summit Bank, filed as Exhibit 4.1h to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

     4.1i -- Letter Amendment, dated May 26, 2000, between registrant and Summit Bank, filed as Exhibit 4.1i to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

     4.1j -- Letter Amendment dated May 31, 2001 between registrant and Fleet Bank.

     4.1k -- Thirteenth Amendment and Modification Agreement, dated September 15, 2001, between Registrant and Fleet Bank.

     10.4*-- 1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

     10.5*--  2001 Stock Option Plan.

     10.6*--  Joule Inc. Deferred Compensation Plan.

     13   --  Annual  Report to  Stockholders  for the year ended  September 30,
              2001.

     21   --  List of Subsidiaries.

     23   --  Consent of Independent Public Accountants.




----------

     *    Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOULE INC.

Dated:  December 24, 2001                  Emanuel N. Logothetis
                                           ----------------------
                                           Emanuel N. Logothetis,
                                           Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 24, 2001.


Emanuel N. Logothetis                      Bernard G. Clarkin
----------------------                     ----------------------
Emanuel N. Logothetis                      Bernard G. Clarkin
Chairman of the Board and                  Vice President and Chief Financial
Director (Principal Executive              Officer (Principal Financial Officer
                                           and Officer) and Accounting Officer)


Nick M. Logothetis
----------------------                     ----------------------
Nick M. Logothetis - Director              Steven Logothetis - Director


Richard Barnitt                            Andrew Spohn
----------------------                     ----------------------
Richard Barnitt- Director                  Andrew Spohn - Director


----------------------
Robert W. Howard - Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Joule Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP



Roseland, New Jersey
November 9, 2001

                                                                   SCHEDULE VIII


                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES


                           BALANCE        CHARGED TO     CHARGED                     BALANCE
                           BEGINNING      COSTS AND      TO OTHER                    END OF
DESCRIPTION                OF PERIOD      EXPENSES       ACCOUNTS     DEDUCTIONS     PERIOD
-----------                ---------      --------       --------     ----------     ------
Allowance for
    doubtful accounts:

Years Ended:

  September 30, 1999       $267,000       $778,000         -----      $661,000       $384,000

  September 30, 2000       $384,000       $250,000         -----      $120,000       $514,000

  September 30, 2001       $514,000       $336,000         -----      $286,000       $564,000

                                                                     SCHEDULE IX

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS

                                                                            MAXIMUM        AVERAGE         WEIGHTED
                           CATEGORY OF                    WEIGHTED          AMOUNT OF      AMOUNT          AVERAGE
                           AGGREGATE                      AVERAGE AT        BORROWINGS     OUTSTANDING     INTEREST RATE
                           SHORT-TERM     BALANCE AT      INTEREST RATE     DURING THE     DURING THE      DURING THE
                           BORROWINGS     END OF YEAR     END OF YEAR       YEAR           YEAR*           YEAR*
                           ----------     -----------     -----------       ----           -----           -----
YEARS ENDED

    SEPTEMBER 30, 1999     BANKS          $7,700,000      6.94%             $8,200,000     $4,833,000      6.82%

    SEPTEMBER 30, 2000     BANKS          $4,980,000      7.99%             $8,750,000     $6,985,000      7.87%

    SEPTEMBER 30, 2001     BANKS          $5,250,000      4.41%             $6,000,000     $5,179,000      6.89%


     *Average amount outstanding is based on daily averages. Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.

Exhibit
Number                                                                      Page
------                                                                      ----

               EXHIBIT INDEX
               Description of Exhibit
               ----------------------


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

4.1a           Third Modification and Extension Agreement,  dated August       *
               23, 1995, between registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

4.1b           Fourth  Modification  and  Extension   Agreement,   dated       *
               February 6, 1996,  between  registrant  and United Jersey
               Bank,  filed  as  Exhibit  4.1b to the  Company's  Annual
               Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1c           Fifth Modification and Extension Agreement, dated May 31,       *
               1996, between registrant and United Jersey Bank, filed as
               Exhibit 4.1c to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1d           Sixth Modification and Extension Agreement, dated May 31,       *
               1997,  between  registrant  and  Summit  Bank,  filed  as
               Exhibit 4.1d to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

4.1e           Seventh Modification and Extension  Agreement,  dated May       *
               31, 1998,  between  registrant and Summit Bank,  filed as
               Exhibit 4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

4.1f           Eighth  Modification  and  Extension   Agreement,   dated       *
               February 5, 1999, between registrant and Summit Bank, filed as Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1g           Ninth Modification and Extension Agreement, dated May 10,       *
               1999,  between  registrant  and  Summit  Bank,  filed  as
               Exhibit 4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1h           Tenth   Modification  and  Extension   Agreement,   dated       *
               November 15, 1999, between registrant and Summit Bank, filed as Exhibit 4.1h to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

4.1i           Letter Amendment,  dated May 26, 2000, between registrant       *
               and Summit Bank,  filed as Exhibit 4.1i to the  Company's
               Annual  Report on Form 10-K for the year ended  September
               30, 2000 and incorporated herein by reference.

4.1j           Letter  Amendment  dated May 31, 2001 between  registrant      19
               and Fleet Bank.

4.1k           Thirteenth  Amendment and Modification  Agreement between      25
               registrant and Fleet Bank.

10.4**         1991 Stock  Option  Plan,  filed as Exhibit  10.11 to the       *
               Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

10.5**         2001 Stock Option Plan                                         54

10.6**         Joule Inc. Deferred Compensation Plan                          61

13             Annual  Report  to   Stockholders   for  the  year  ended      75
               September  30,  2001.

21             List of Subsidiaries                                           92

23             Consent of Independent Public Accountants                      94


               *    Incorporated by Reference

               **   Compensatory Plan