Form 10-Q
period 2001-12-31
JOULE INC
filed 2002-02-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________________ to _________________

     Commission File Number 1-9477

                                    Joule Inc
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-2735672
     --------------------------------        -------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                  1245 Route 1 South,  Edison, New Jersey 08837
              -----------------------------------------------------
                    (Address of principal executive officers)
                                   (Zip Code)

                                 (732) 548-5444
              -----------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No  [ ]

As of February 8, 2002, 3,682,000 shares of the Registrant's common stock were outstanding.


Part I - Financial Information
Item 1.  Financial Statements

                          Joule Inc. And Subsidiaries
                          Consolidated Balance Sheets

                                                                   December 31,  September 30,
                                                                      2001           2001
                                                                   -----------   -----------
ASSETS                                                             (Unaudited)
-------------
CURRENT ASSETS:
    Cash                                                           $   214,000   $   251,000
    Accounts receivable, less allowance
       for doubtful accounts of $615,000 at December 31
       and $564,000 at September 30, respectively                    9,231,000    11,124,000
    Prepaid expenses and other current assets                        1,022,000     1,009,000
                                                                   -----------   -----------
               Total Current Assets                                 10,467,000    12,384,000

PROPERTY AND EQUIPMENT, NET                                          4,504,000     4,612,000
GOODWILL                                                             1,129,000     1,129,000
OTHER ASSETS                                                            68,000        55,000
                                                                   -----------   -----------
                                                                   $16,168,000   $18,180,000
                                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                          $ 4,100,000   $ 5,250,000
    Accounts payable and accrued expenses                            1,496,000     1,783,000
    Accrued payroll and related taxes                                1,149,000     1,840,000
                                                                   -----------   -----------
               Total Current Liabilities                             6,745,000     8,873,000
CAPITAL LEASE OBLIGATIONS                                              187,000       207,000
DEFERRED COMPENSATION                                                   18,000           -
                                                                   -----------   -----------
               Total Liabilities                                     6,950,000     9,080,000
                                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
       Authorized 500,000 shares, none outstanding                         -             -
    Common stock, $.01 par value:
       Authorized 10,000,000 shares-issued 3,826,000 shares             38,000        38,000
    Additional paid-in capital                                       3,672,000     3,672,000
    Retained earnings                                                5,888,000     5,772,000
                                                                   -----------   -----------
                                                                     9,598,000     9,482,000
    LESS:  Cost of 143,000 and 144,000 shares of common
               stock held in treasury, respectively                    380,000       382,000
                                                                   -----------   -----------
               Total Stockholders' Equity                            9,218,000     9,100,000
                                                                   -----------   -----------
                                                                   $16,168,000   $18,180,000
                                                                   ===========   ===========


See accompanying notes to consolidated financial statements.


                           Joule Inc. And Subsidiaries
                        Consolidated Statements of Income

                                                            Three Months Ended
                                                       ----------------------------
                                                       December 31,    December 31,
                                                          2001            2000
                                                       ------------    ------------
                                                        (Unaudited)    (Unaudited)
REVENUES                                               $ 19,389,000    $ 18,524,000
                                                       ------------    ------------
COSTS, EXPENSES AND OTHER:
     Cost of services                                    15,525,000      14,932,000
     Selling, general & administrative expenses           3,635,000       3,471,000
     Interest expense                                        58,000         107,000
     Interest income                                         (6,000)        (35,000)
                                                       ------------    ------------

INCOME BEFORE INCOME TAX PROVISION                          177,000          49,000

INCOME TAX PROVISION                                         61,000          16,000
                                                       ------------    ------------

NET INCOME                                             $    116,000    $     33,000
                                                       ============    ============

BASIC AND DILUTED EARNINGS PER SHARE                   $       0.03    $       0.01
                                                       ============    ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-BASIC                                    3,682,000       3,677,000
                                                       ============    ============
WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENTS OUTSTANDING - DILUTED             3,687,000       3,677,000
                                                       ============    ============


See accompanying notes to consolidated financial statements.


                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     Three Months Ended
                                                                ----------------------------
                                                                December 31,    December 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                 (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $    116,000    $     33,000
  Adjustments to reconcile net income to
    net cash flows provided by (used in) operating
    activities:
     Depreciation and amortization                                   208,000         216,000
     Provision for losses on accounts receivable                      51,000          53,000
     Changes in operating assets and liabilities:
        Accounts receivable                                        1,842,000         854,000
        Prepaid expenses and other assets                             (3,000)         27,000
        Accounts payable and accrued expenses                       (287,000)       (212,000)
        Accrued payroll and related taxes                           (691,000)       (387,000)
        Income taxes                                                     -           (43,000)
                                                                ------------    ------------
         Net cash flows provided by operating activities           1,236,000         541,000
                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property and equipment                         (123,000)       (357,000)
                                                                ------------    ------------
         Net cash flows used in investing activities                (123,000)       (357,000)
                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in loans payable to bank                            (1,150,000)       (180,000)
                                                                ------------    ------------
         Net cash flows used in financing activities              (1,150,000)       (180,000)
                                                                ------------    ------------

NET CHANGE IN CASH                                                   (37,000)          4,000

CASH, BEGINNING OF PERIOD                                            251,000         237,000
                                                                ------------    ------------

CASH, END OF PERIOD                                             $    214,000    $    241,000
                                                                ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid                                          $     61,000    $    112,000
                                                                ============    ============

         Income taxes paid                                      $     82,000    $    194,000
                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

         Capitalized leases                                     $    (20,000)   $        -
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

(2) During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company has adopted SFAS No. 142 as of October 1, 2001. Had the Company adopted the standards of SFAS No. 142, "Goodwill and Other Intangibles," as of October 1, 2000, net income and basic and diluted earnings per share for the three months ended December 31, 2000 would have been $46,000 and $0.01, respectively.

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which was effective for the Company as of

October 1, 2001, but believes that goodwill recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142.

(3) In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt the standard October 1, 2002, and does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated results of operations or financial position.

(4)      Segment Disclosures

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Technical Staffing and (3) Industrial Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                   Three Months Ended
                                       December 31,
                                  --------------------
                                    2001         2000
                                  --------    --------
Revenues
     Commercial .............     $  5,904    $  6,064
     Technical ..............        5,994       6,203
     Industrial .............        7,491       6,257
                                  --------    --------
                                  $ 19,389    $ 18,524
                                  --------    --------

Income Before Tax Provision
    Commercial ..............     $    246    $    297
     Technical ..............          517         589
     Industrial .............          438         164
     Corporate (unallocated,
          including interest)       (1,024)     (1,001)
                                  --------    --------
                                  $    177    $     49
                                  --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue increased 5% to $ 19.4 million during the first three months of fiscal 2002 from $18.5 million for the year earlier period. Commercial staffing revenue decreased 3% to $5.9 in 2002 from $6.1 million in 2001.Technical staffing revenue decreased 3%to $6.0 million in the current period from $6.2 million in the year earlier period. Industrial staffing revenue rose 21% to $7.5 million in 2002 from $6.2 million in 2001.

         Cost of services were 80.0% of revenues in the 2002 first quarter compared to 80.6% for the 2001 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses were $3.6 million in the 2002 period compared to $3.5 million for the 2001 period, representing 18.7% of revenues in both periods. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

         Interest expense decreased $49,000 in the 2002 quarter compared to the 2001 quarter, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income of $6,000 and $35,000 in the respective quarters relates to a note receivable, which is included in accounts receivable. After giving effect to the utilization of certain tax credits the effective tax rates for the 2002 and 2001 periods were 34% and 33%, respectively. As a result of the above, net income was $116,000 or $0.03 per share, basic and diluted, in fiscal 2002 compared with net income of $33,000 or $0.01 per share, basic and diluted, for the 2001 period.

                           JOULE INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Liquidity and Capital Resources

         Current assets at December 31, 2001 were $10,467,000 compared to current assets of $12,384,000 at September 30, 2001 and current liabilities were $6,745,000 compared to $8,873,000 as of September 30, 2001. The decrease in current assets principally relates to a $1.9 million decrease in accounts receivable due to a decrease in days sales outstanding, the result of the continuing emphasis on credit and collections, as well as slightly lower revenue in the current period compared to the fourth quarter of fiscal 2001. The decrease in current liabilities principally results from a $1,150,000 decrease in notes payable, reflective of the improved receivable collections noted above; an approximate $300,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations; and an approximate $700,000 decrease in accrued payroll and related taxes principally the result of a lower level of business in the final week of the current period as compared to the final week of September 2001. The Company's capital expenditures are generally relatively modest due to the nature of its business. The deferred compensation amount of $18,000 relates to a compensation plan initiated in the quarter ended December 31, 2001.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital need. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $4,100,000 was outstanding under this line as of December 31, 2001. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

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

                          JOULE INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds

               On October 10, 2001, the Company issued an aggregate of 670 shares of Common Stock held in treasury as service awards to certain employees who had completed five and twenty years of service with the Company during fiscal 2001. The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2 (a) (3) of the Act.

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

                                   JOULE INC.
                                  (Registrant)

February 13, 2002                           /s/ E.N. LOGOTHETIS
                                            ------------------------------------
                                            E. N. Logothetis, Chairman and Chief
                                            Executive Officer (Principal
                                            Executive Officer)

February 13, 2002                           /s/ BERNARD G. CLARKIN
                                            ------------------------------------
                                            Bernard G. Clarkin, Vice President
                                            and Chief Financial Officer
                                            (Principal Financial Officer)