Form 10-Q
period 2002-03-31
JOULE INC
filed 2002-05-15
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

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

Yes [X]     No [ ]

As of May 8, 2002, 3,682,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

                              Joule Inc. And Subsidiaries
                              Consolidated Balance Sheets


                                                              March 31,   September 30,
                                                                2002          2001
                                                             -----------   -----------
                                                             (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash                                                      $   200,000   $   251,000
   Accounts receivable, less allowance
      for doubtful accounts of $525,000 at March 31
      and $564,000 at September 30, respectively               7,824,000    11,124,000
   Prepaid expenses and other current assets                   1,615,000     1,009,000
                                                             -----------   -----------
               Total Current Assets                            9,639,000    12,384,000

PROPERTY AND EQUIPMENT, NET                                    4,468,000     4,612,000
GOODWILL                                                       1,129,000     1,129,000
OTHER ASSETS                                                      68,000        55,000
                                                             -----------   -----------
                                                             $15,304,000   $18,180,000
                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Loans payable to bank                                     $ 3,600,000   $ 5,250,000
   Accounts payable and accrued expenses                       1,076,000     1,783,000
   Accrued payrolll and related taxes                          1,417,000     1,840,000
                                                             -----------   -----------
               Total Current Liabilities                       6,093,000     8,873,000
CAPITAL LEASE OBLIGATIONS                                        166,000       207,000
DEFERRED COMPENSATION                                             18,000            --
                                                             -----------   -----------
               Total Liabilities                               6,277,000     9,080,000
                                                             -----------   -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 500,000 shares, none outstanding
   Common stock, $.01 par value:
      Authorized 10,000,000 shares-issued 3,826,000 shares        38,000        38,000
   Additional paid-in capital                                  3,672,000     3,672,000
   Retained earnings                                           5,697,000     5,772,000
                                                             -----------   -----------
                                                               9,407,000     9,482,000

   LESS: Cost of 143,000 and 144,000 shares of common
            stock held in treasury, respectively                 380,000       382,000
                                                             -----------   -----------
               Total Stockholders' Equity                      9,027,000     9,100,000
                                                             -----------   -----------
                                                             $15,304,000   $18,180,000
                                                             ===========   ===========


See accompanying notes to consolidated financial statements.

                                                      Joule Inc. And Subsidiaries
                                                   Consolidated Statements of Income


                                                     Three Months Ended               Six Months Ended
                                                ----------------------------    ----------------------------
                                                  March 31,       March 31,       March 31,       March 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES                                        $ 17,404,000    $ 19,518,000    $ 36,793,000    $ 38,042,000
                                                ------------    ------------    ------------    ------------


COSTS, EXPENSES AND OTHER:
   Cost of services                               14,038,000      15,774,000      29,563,000      30,707,000
   Selling, general & administrative expenses      3,663,000       3,631,000       7,298,000       7,101,000
   Interest expense                                   36,000         101,000          94,000         208,000
   Interest income                                        --         (24,000)         (6,000)        (59,000)
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION           (333,000)         36,000        (156,000)         85,000

INCOME TAX PROVISION (BENEFIT)                      (142,000)          3,000         (81,000)         19,000
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $   (191,000)   $     33,000    $    (75,000)   $     66,000
                                                ============    ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE           ($0.05)          $0.01          ($0.02)          $0.02
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                  3,682,000       3,677,000       3,682,000       3,677,000
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED           3,689,000       3,677,000       3,688,000       3,677,000
                                                ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                                     Joule Inc. And Subsidiaries
                                Consolidated Statements of Cash Flows


                                                                                Six Months Ended
                                                                           --------------------------
                                                                            March 31,      March 31,
                                                                              2002           2001
                                                                           -----------    -----------
                                                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                       $   (75,000)   $    66,000
   Adjustments to reconcile net income to
      net cash flows provided by (used in) operating
      activities:
         Depreciation and amortization                                         443,000        436,000
         Provision for losses on accounts receivable                           (39,000)       105,000
         Changes in operating assets and liabilities:
            Accounts receivable                                              3,339,000       (389,000)
            Prepaid expenses and other assets                                 (614,000)       (33,000)
            Accounts payable and accrued expenses                             (707,000)       (55,000)
            Accrued payroll and related taxes                                 (423,000)       356,000
            Income taxes                                                            --        (43,000)
                                                                           -----------    -----------
               Net cash flows provided by operating activities               1,924,000        443,000
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment                               (325,000)      (731,000)
                                                                           -----------    -----------
               Net cash flows used in investing activities                    (325,000)      (731,000)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable to bank                       (1,650,000)       320,000
                                                                           -----------    -----------
               Net cash flows provided by (used in) financing activities    (1,650,000)       320,000
                                                                           -----------    -----------

NET CHANGE IN CASH                                                             (51,000)        32,000

CASH, BEGINNING OF PERIOD                                                      251,000        237,000
                                                                           -----------    -----------

CASH, END OF PERIOD                                                        $   200,000    $   269,000
                                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

            Interest paid                                                  $   100,000    $   222,000
                                                                           ===========    ===========

            Income taxes paid                                              $    84,000    $   222,000
                                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION
            Capitalized leases                                             $   (41,000)            --
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

(2) During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company has adopted SFAS No. 142 as of October 1, 2001. Had the Company adopted the standards of SFAS No. 142, "Goodwill and Other Intangibles," as of October 1, 2000, net income and basic and diluted earnings per share would have been $46,000 and $0.01 and $92,000 and $0.02 for the three and six months ended March 31, 2001, respectively.

     SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. During the recently completed quarter the Company completed its initial impairment review, which indicated there is no impairment to goodwill. Goodwill recognized prior to July 1, 2001 is no longer being amortized.

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

     Information concerning operations by operating segment is as follows (in 000's):

                                    Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                   --------------------    --------------------
                                     2002        2001        2002        2001
                                   --------    --------    --------    --------
Revenues
   Commercial ..................   $  4,630    $  6,326    $ 10,534    $ 12,390
   Technical ...................      6,126       6,482      12,120      12,685
   Industrial ..................      6,648       6,710      14,139      12,967
                                   --------    --------    --------    --------
                                   $ 17,404    $ 19,518    $ 36,793    $ 38,042
                                   --------    --------    --------    --------


Income Before Tax Provisions
   Commercial ..................   $     41    $    282    $    287    $    579
   Technical ...................        525         395       1,042         984
   Industrial ..................        141         339         579         503
   Corporate (unallocated,
     including interest) .......     (1,040)       (980)     (2,064)     (1,981)
                                   --------    --------    --------    --------
                                   $   (333)   $     36    $   (156)   $     85
                                   --------    --------    --------    --------

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $ 17.4 million for the three months ended March 31, 2002 compared to $19.5 million for the year earlier period. Revenue for the first six months of fiscal 2002 amounted to $36.8 million; for the comparable six month period of 2001 revenue was $38.0 million. Commercial staffing revenue decreased 27% to $4.6 million and 15% to $10.5 million for the respective three and six month periods ended March 31, 2002 due to general economical conditions in its market. Technical staffing revenue of $6.1 million for the current quarter and $12.1 million for the current six month period declined 6% and 5%, respectively compared to prior periods' revenue of $6.5 million and $12.7 million. Industrial staffing revenue of $6.6 million for the 2002 three month period approximated the 2001 three month results of $6.7 million. For the six month periods, revenue rose 9% to $14.1 million in 2002 from $13.0 million in 2001.

     Cost of services were 80.7% of revenue in the current and prior year three month periods. For the six month period cost of services was 80.3% of revenues in 2002 compared to 80.7% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

     Selling, general and administrative expenses were $3.7 million and $7.3 million for the three and six months ended March 31, 2002 compared to $3.6 million and $7.1 million for the year earlier periods, and represented 21.0% and 19.8% of revenue in the 2002 periods, an increase over the comparable 2001 periods of 18.6% and 18.7% of revenue. These percentage increases are principally related to lower revenue for the respective three and six month periods of 2002. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Interest expense amounted to $36,000 and $94,000 for the 2002 three and six month periods compared to $101,000 and $208,000 for the respective prior year periods, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income in the 2001 periods of $24,000 and $59,000, respectively, and $6,000 for the 2002 six month period, related to a note receivable. After giving effect to the utilization of certain tax credits the effective tax benefit rates approximated 43% and 52% for the respective three and six month periods ending March 31, 2002 and the effective tax rates approximated 8% and 22% for the respective three and six month periods ending March 31, 2001. As a result of the above, the net loss for the 2002 three month period was $191,000 or $0.05 per share, basic and diluted, compared with net income of $33,000 or $0.01 per share, basic and diluted, for the 2001 period; for the 2002 six month period, the net loss was $75,000 or $0.02 per share, basic and diluted, compared with net income of $66,000 or $0.02 per share, basic and diluted, for the 2001 period.

Liquidity and Capital Resources

     Current assets at March 31, 2002 were $9,639,000 compared to current assets of $12,384,000 at September 30, 2001 and current liabilities were $6,093,000 compared to $8,873,000 as of September 30, 2001. The decrease in current assets principally relates to a $3.3 million decrease in accounts receivable due to a decrease in days sales outstanding, the result of the continuing emphasis on credit and collections, as well as lower revenue in the current period compared to the fourth quarter of fiscal 2001, offset by a $600,000 increase in prepaid insurance and income taxes. The decrease in current liabilities principally results from a $1,650,000 decrease in notes payable, reflective of the improved receivable collections noted above; an approximate $700,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations coupled with reduced business activity; and an approximate $400,000 decrease in accrued payroll and related taxes principally the result of a lower level of business in the final week of the current period as compared to the final week of September 2001. The deferred compensation amount of $18,000 relates to a compensation plan initiated in the quarter ended December 31, 2001. The Company's capital expenditures are generally relatively modest due to the nature of its business.

     Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital need. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $3,600,000 was outstanding under this line as of March 31, 2002. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on March 6, 2002

(b) The following directors were elected at the annual meeting with the votes as indicated:

                                        VOTES FOR     VOTES WITHHELD
                                        ---------     --------------

              Richard Barnitt           3,611,787          1,675
              Robert W. Howard          3,610,087          3,375
              Emauuel N. Logothetis     3,608,087          5,375
              Nick M. Logothetis        3,611,787          1,675
              Steven Logothetis         3,611,087          2,375
              Andrew G. Spohn           3,612,087          1,375

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

                                       JOULE INC.
                                       (Registrant)


May 13, 2002                           /s/ E. N. LOGOTHETIS
                                       -----------------------------------------
                                       E. N. Logothetis, Chairman and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

May 13, 2002                           /s/ BERNARD G. CLARKIN
                                       -----------------------------------------
                                       Bernard G. Clarkin, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer)