Form 10-Q
period 2002-06-30
JOULE INC
filed 2002-08-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

Yes [X]                    No [ ]

As of August 8, 2002, 3,682,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements

                               Joule Inc. And Subsidiaries
                               Consolidated Balance Sheets


                                                                June 30,   September 30,
                                                                  2002          2001
                                                              -----------   -----------
                                                              (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash                                                       $   204,000   $   251,000
   Accounts receivable, less allowance
      for doubtful accounts of $588,000 at June 30
      and $564,000 at September 30, respectively                7,575,000    11,124,000
   Prepaid expenses and other current assets                    1,776,000     1,009,000
                                                              -----------   -----------
         Total Current Assets                                   9,555,000    12,384,000

PROPERTY AND EQUIPMENT, NET                                     4,410,000     4,612,000
GOODWILL                                                        1,129,000     1,129,000
OTHER ASSETS                                                      151,000        55,000
                                                              -----------   -----------
                                                              $15,245,000   $18,180,000
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Loans payable to bank                                      $ 3,700,000   $ 5,250,000
   Accounts payable and accrued expenses                        1,084,000     1,783,000
   Accrued payroll and related taxes                            1,387,000     1,840,000
                                                              -----------   -----------
         Total Current Liabilities                              6,171,000     8,873,000
CAPITAL LEASE OBLIGATIONS                                         175,000       207,000
DEFERRED COMPENSATION                                              66,000            --
                                                              -----------   -----------
         Total Liabilities                                      6,412,000     9,080,000
                                                              -----------   -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 500,000 shares, none outstanding                      --            --
   Common stock, $.01 par value:
      Authorized 10,000,000 shares, issued 3,826,000 shares        38,000        38,000
   Additional paid-in capital                                   3,672,000     3,672,000
   Retained earnings                                            5,503,000     5,772,000
                                                              -----------   -----------
                                                                9,213,000     9,482,000

   LESS: Cost of 143,000 and 144,000 shares of common
            stock held in treasury, respectively                  380,000       382,000
                                                              -----------   -----------
               Total Stockholders' Equity                       8,833,000     9,100,000
                                                              -----------   -----------
                                                              $15,245,000   $18,180,000
                                                              ===========   ===========


See accompanying notes to consolidated financial statements.

                                         Joule Inc. And Subsidiaries
                                      Consolidated Statements of Income


                                                     Three Months Ended               Nine Months Ended
                                                ----------------------------    ----------------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES                                        $ 17,439,000    $ 19,891,000    $ 54,232,000    $ 57,933,000
                                                ------------    ------------    ------------    ------------


COSTS, EXPENSES AND OTHER:
   Cost of services                               14,163,000      15,823,000      43,726,000      46,530,000
   Selling, general & administrative expenses      3,573,000       3,579,000      10,871,000      10,680,000
   Interest expense                                   32,000          82,000         126,000         290,000
   Interest income                                        --         (16,000)         (6,000)        (75,000)
                                                ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION           (329,000)        423,000        (485,000)        508,000

INCOME TAX PROVISION (BENEFIT)                      (135,000)        166,000        (216,000)        185,000
                                                ------------    ------------    ------------    ------------

NET INCOME (LOSS)                               $   (194,000)   $    257,000    $   (269,000)   $    323,000
                                                ============    ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE     ($      0.05)   $       0.07    ($      0.07)   $       0.09
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                  3,682,000       3,682,000       3,682,000       3,681,000
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED           3,682,000       3,682,000       3,682,000       3,681,000
                                                ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                                Joule Inc. And Subsidiaries
                           Consolidated Statements of Cash Flows


                                                                      Nine Months Ended
                                                                 --------------------------
                                                                   June 30,       June 30,
                                                                     2002           2001
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                             $  (269,000)   $   323,000
   Adjustments to reconcile net income to
      net cash flows provided by (used in) operating
      activities:
         Depreciation and amortization                               704,000        665,000
         Changes in operating assets and liabilities:
            Accounts receivable                                    3,549,000        (14,000)
            Prepaid expenses and other assets                       (852,000)        12,000
            Accounts payable and accrued expenses                   (705,000)       171,000
            Accrued payroll and related taxes                       (453,000)       117,000
            Deferred compensation                                     66,000             --
            Other                                                      2,000             --
                                                                 -----------    -----------
               Net cash flows provided by operating activities     2,042,000      1,274,000
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of property and equipment                     (474,000)      (895,000)
                                                                 -----------    -----------
               Net cash flows used in investing activities          (474,000)      (895,000)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in loans payable to bank - net                  (1,550,000)      (380,000)
         Repayment of obligations under capital leases               (65,000)            --
                                                                 -----------    -----------
               Net cash flows used in financing activities        (1,615,000)      (380,000)
                                                                 -----------    -----------

NET CHANGE IN CASH                                                   (47,000)        (1,000)

CASH, BEGINNING OF PERIOD                                            251,000        237,000
                                                                 -----------    -----------

CASH, END OF PERIOD                                              $   204,000    $   236,000
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

               Interest paid                                     $   141,000    $   308,000
                                                                 ===========    ===========

               Income taxes paid                                 $    97,000    $   396,000
                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION
The Company entered into capital lease obligations
   related to the lease of several new vehicles                  $    39,000    $        --
                                                                 ===========    ===========


See accompanying notes to consolidated financial statements.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. Management believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and changes in cash flows for all interim periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

(2) During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. In connection with the adoption of SFAS No. 141, the Company reassessed all amounts originally allocated to goodwill and determined that the original allocation was consistent with the allocation provisions of SFAS No. 141 in that there were no separately recognized intangible assets with indefinite lives included in goodwill. The Company has determined that the reporting units as prescribed by SFAS No. 141 are equivalent to the reporting segments described in footnote 4 and that all goodwill, approximately $1,129,000 at October 1, 2001 is allocable to the technical staffing segment. SFAS No. 142 specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The annual impairment test will be performed as of the beginning of the Company's fiscal year. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is permitted and the Company has adopted SFAS No. 142 as of October 1, 2001.

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. During the second quarter of fiscal 2002 the Company completed its initial impairment review, which indicated there is no impairment to goodwill. Goodwill recognized prior to July 1, 2001 is no longer being amortized.

         Had the Company adopted the standards of SFAS No. 142, "Goodwill and Other Intangibles," as of October 1, 2000, net income and basic and diluted earnings per share would have been $270,000 and $0.07 and $361,000 and $0.10 after adding back $13,000 and $38,000 of goodwill amortization for the three and nine months ended June 30, 2001, respectively.

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

         Information concerning operations by operating segment is as follows (in 000's):

                                  Three Months Ended        Nine Months Ended
                                       June 30,                  June 30,
                                ---------------------     ---------------------
                                  2002         2001         2002         2001
                                --------     --------     --------     --------
Revenues
   Commercial ..............    $  5,079     $  6,393     $ 15,613     $ 18,783
   Technical ...............       6,746        6,685       18,866       19,370
   Industrial ..............       5,614        6,813       19,753       19,780
                                --------     --------     --------     --------
                                $ 17,439     $ 19,891     $ 54,232     $ 57,933
                                --------     --------     --------     --------


Income (Loss) Before Income Tax Provision (Benefit)
   Commercial ..............    $     41     $    295     $    328     $    872
   Technical ...............         845          682        1,887        1,667
   Industrial ..............        (207)         491          377          994
   Corporate (unallocated,
      including interest) ..      (1,008)      (1,045)      (3,077)      (3,025)
                                --------     --------     --------     --------
                                $   (329)    $    423     $   (485)    $    508
                                --------     --------     --------     --------

(5)      Litigation

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(6)      Deferred Compensation Plan

         In October 2001, the Company initiated a deferred compensation plan that permits certain members of management to defer portions of their compensation. The plan provides for Company matching contributions for certain amounts deferred by participants in the plan. All amounts deferred are held in a "Rabbi trust" and invested in stocks, bonds and other investment at the direction of the participants. For the nine months ended June 30, 2002, $8,000 of vested Company contributions have been charged to compensation expense. The Company has included in "deferred compensation" $66,000 at June 30, 2002, to reflect its liability under this plan. The Company has included in "Other assets" $95,000 at June 30, 2002, which represents the fair value of the assets in the plan. The investment assets of the Plan are classified as trading securities under Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", therefore all realized and unrealized gains and losses are included in the determination of net income.

                           JOULE INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Critical Accounting Policies

         During January 2002, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 61 which requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are summarized in Note 1 to our consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2001, we believe the following accounting policies to be critical:

         Revenue - The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenues are recorded when services are rendered for hourly revenues.

         Long-Lived Assets - The Company reviews long-lived assets other than goodwill for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. Assets are considered to be impaired and written down to fair value if expected associated undiscounted cash flows are less than carrying amounts. Fair value is generally the present value of the expected associated cash flows.

         In accordance with SFAS No. 142, goodwill is not amortized but is tested at least annually for impairment. Changes in business conditions in the future could change our judgments about the carrying value of the goodwill, which could result in the recognition of material impairment losses.

         Valuation of Stock Options - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), permits an entity to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," or adopt a fair value based method of accounting for such compensation. The Company has elected to continue to account for stock-based compensation under Opinion No.
25. Accordingly, compensation expense is recognized on fixed option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Had the Company elected to adopt the measurement provisions of SFAS No. 123 compensation expense would have been recognized based on the fair value of the options at the grant date. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense disclosed in Note 4 to our consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2001.

         Management Estimates - Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and various other operating allowances and accruals.

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $12,000 for the nine months ended June 30, 2002. In addition, accounts receivable include amounts due for services rendered to a company owned by a stockholder of $55,000 and $51,000 as of September 30, 2001 and June 30, 2002, respectively.

Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $17.4 million for the three months ended June 30, 2002 compared to $19.9 million for the year earlier period. Revenue for the first nine months of fiscal 2002 amounted to $54.2 million; for the comparable nine month period of 2001 revenue was $57.9 million. Commercial staffing revenue decreased 21% to $5.1 million and 17% to $15.6 million for the respective three and nine-month periods ended June 30, 2002 due to general economic conditions in its market. Technical staffing revenue was $6.7 million for both the current and prior year quarter; for the current nine-month period such revenue declined 3% to $18.8 million compared to the prior period's revenue of $19.4 million. Industrial staffing revenue decreased $1.2 million or 18% to $5.6 million for the 2002 three month period compared to 2001 three month results of $6.8 million due principally to the weak economy and, in particular, to low levels of capital investment by clients of this segment. For the nine-month period, revenue was $19.8 million in both the 2002 and 2001 periods.

         Cost of services were 81.2% of revenue in the current quarter compared to 79.5% for the prior year three-month period. For the nine-month period cost of services were 80.6% of revenues in 2002 compared to 80.3% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses were $3.6 million and $10.9 million for the three and nine months ended June 30, 2002, respectively, compared to $3.6 million and $10.7 million for the year earlier periods, and represented 20.5% and 20.0% of revenue in the 2002 periods, an increase over the comparable 2001 periods of 18.0% and 18.4% of revenue. These percentage increases are principally related to lower revenue for the respective three and nine month periods of 2002. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices.

         Interest expense amounted to $32,000 and $126,000 for the 2002 three and nine month periods, respectively, compared to $82,000 and $290,000 for the respective prior year periods, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income in the 2001 periods of $16,000 and $75,000, respectively, and $6,000 for the 2002 nine month period, related to a note receivable, which was paid in full as of June 30, 2002. After giving effect to the utilization of certain tax credits, the effective tax benefit rates approximated 41% and 45% for the respective three and nine month periods ending June 30, 2002 and the effective tax rates approximated 39% and 36% for the respective three and nine month periods ending June 30, 2001. As a result of the above, the net loss for the 2002 three month period was $194,000 or $0.05 per share, basic and diluted, compared with net income of $257,000 or $0.07 per share, basic and diluted, for the 2001 period; for the 2002 nine month period, the net loss was $269,000 or $0.07 per share, basic and diluted, compared with net income of $323,000 or $0.09 per share, basic and diluted, for the 2001 period.

Liquidity and Capital Resources

         Current assets at June 30, 2002 were $9,555,000 compared to current assets of $12,384,000 at September 30, 2001 and current liabilities were $6,171,000 compared to $8,873,000 as of September 30, 2001. The decrease in current assets principally relates to a $3.5 million decrease in accounts receivable due to a decrease in days sales outstanding, the result of the continuing emphasis on credit and collections, as well as lower revenue in the current period compared to the fourth quarter of fiscal 2001, offset by an approximate $800,000 increase in prepaid insurance and income taxes. The decrease in current liabilities principally results from a $1,550,000 decrease in notes payable, reflective of the improved receivable collections noted above; an approximate $700,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations coupled with reduced business activity; and an approximate $500,000 decrease in accrued payroll and related taxes principally the result of a lower level of business in the final week of the current period as compared to the final week of September 2001. The deferred compensation amount of $66,000 relates to a compensation plan initiated in the quarter ended December 31, 2001. The Company's capital expenditures are generally relatively modest due to the nature of its business.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital need. The Company has a $9,000,000 bank line of credit that matures May 31, 2003; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $3,700,000 was outstanding under this line as of June 30, 2002. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for the next 12 months.

         Below is a table that presents our contractual obligations and commercial commitments as of June 30, 2002:

                                                           Payments Due by Fiscal Year
                                         --------------------------------------------------------------
                                                                                              2005 and
                                            Total        2002         2003         2004      Thereafter
                                         ----------   ----------   ----------   ----------   ----------

Loan payable to bank .................   $3,700,000   $3,700,000   $       --   $       --   $       --
Capital lease obligations
   including interest ................      297,000       32,000      112,000       98,000       55,000
Operating leases .....................      712,000      103,000      298,000      224,000       87,000
                                         ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations ...   $4,709,000   $3,835,000   $  410,000   $  322,000   $  142,000
                                         ==========   ==========   ==========   ==========   ==========

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, we are exposed to fluctuations in interest rates as we seek debt financing to meet our working capital needs. We do not employ specific strategies, such as the use of derivative instruments or hedging, to manage our interest rate exposures. Since the fiscal year ended September 30, 2001, there has been no change with respect to our interest rate exposures or our approach toward those exposures. Further, we do not expect our interest rate exposures on our borrowings to change in the near term.

         We are also exposed to market risks with respect to our new deferred compensation program. Participants in the program may direct the investment of deferred compensation amounts into various debt and equity investments. Such investments are classified as trading securities and as such are carried on our consolidated balance sheet at fair value with changes in their fair values recognized each period in our consolidated statement of income. Therefore, we are exposed to changes in interest rates and the volatility of the stock and bond markets.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 99.1 - Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Emanuel N. Logothetis

         Exhibit 99.2 - Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Bernard G. Clarkin

(b)      Reports on Form 8-K

         Form 8-K dated May 23, 2002 with respect to the dismissal of its independent public accountants, Arthur Andersen, LLP

         Form 8-K/A dated May 28, 2002; amending 8-K dated May 23, 2002

         Form 8-K dated June 21, 2002 with respect to the engagement of KPMG LLP as its new independent public accountants.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       JOULE INC.
                                       (Registrant)

August 14, 2002
                                       /s/ E.N. LOGOTHETIS
                                       -----------------------------------------
                                       E. N. Logothetis, Chairman and Chief
                                       Executive Officer (Principal Executive
                                       Officer)

August 14, 2002                        /s/ BERNARD G. CLARKIN
                                       -----------------------------------------
                                       Bernard G. Clarkin, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer)