Form 10-K
period 2002-09-30
JOULE INC
filed 2002-12-30
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

     |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2002

                                       OR

     |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: 732-548-5444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                Name of each exchange on which registered
-------------------                                -----------------------------------------
Common Stock, par value $.01 per share             American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Act). Yes |_| No |X|.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on March 31, 2002, was approximately $ 1,545,000.

As of December 19, 2002, there were 3,684,000 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2002 filed with the Securities and Exchange Commission (the "Commission") pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 (the "2002 Annual Report"), are incorporated by reference in Part II, Items 5-8, and Part IV of this Annual Report on Form 10-K.

Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Items 10-13, of this Annual Report on Form 10-K.

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

            All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, substantially all revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. At September 30, 2002, approximately 1,800 employees were on assignment to more than 300 clients for periods ranging in duration from one day to several years.

            The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

            The Company supplies commercial (office and light industrial) workers to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel are conducted through ten offices in New Jersey and Pennsylvania. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the client's full-time employees and, in other cases, to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. The Company has a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which partially offsets the cost of the program. During 2002, the number of office and light industrial workers on assignment per week averaged more than 1,200, and such services contributed approximately 30%, 32% and 35% of revenues in 2002, 2001 and 2000, respectively.

            The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists and lab technicians, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted through three offices in New Jersey, Pennsylvania and Alabama. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time, permanent personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 2002, the number of technical workers on assignment per week averaged 400, and such services contributed approximately 35%, 33% and 31% of revenues in 2002, 2001 and 2000, respectively.

            The Company also provides skilled craft industrial plant and facility maintenance labor services personnel at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. Recruitment and assignment of such personnel are done from offices in New Jersey, Florida, New York, and Illinois. The Company provides the services of stationary engineers, welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and re-assembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark-up for overhead and profit, for the different classifications of tradesmen and supervisory personnel, and on a cost-plus basis for materials and equipment. During 2002, the average number of such skilled industrial service personnel on assignment per week to clients was approximately 300. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 35%, 35% and 34% of revenues in fiscal 2002, 2001 and 2000, respectively.

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

            The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. In 2002, one customer accounted for approximately 10% of revenues; no customer accounted for more than 10% of revenues in 2001 and 2000.

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

Employees

            At September 30, 2002, the Company employed approximately 170 full and part-time employees in its headquarters and branch offices other than those on assignment to clients and had approximately 1,800 persons on assignment. The Company is a party to collective bargaining agreements covering approximately 135 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

            The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building as well as a building adjacent to its corporate headquarters which serves as operational headquarters for one of the Company's divisions and a building in Gibbstown, New Jersey housing an industrial services unit. Eighteen additional facilities, comprising approximately 48,000 square feet of space, are leased at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

            In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

Executive Officers of the Company

      The names, ages and positions of all of the executive officers of the Company as of December 19, 2002 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

            Emanuel N. Logothetis, age 72, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988. In February 1999, he relinquished the Presidency but continues as Chairman of the Board and Chief Executive Officer.

            John G. Wellman, Jr., age 54, was elected President and Chief Operating Officer in February 1999. He was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March 1998. Prior to that, he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through February 1998.

            Bernard G. Clarkin, age 53, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

            John Logothetis, age 49, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

            Stephen Demanovich, age 48, was elected a Vice President in May 1997. He had been General Manager of Joule Technical Staffing since March 1995 and prior thereto had been Recruiting Manager since joining the Company in February 1989.

            Joseph Vendetti, age 55, was elected a Vice President in August 2000. He had been a General Manager of Joule Technical Services since 1994. Prior to that he was Regional Director for Joule Technical Services since joining the Company in 1990.

            John Porch, age 50, was elected Vice President in August 2000. He had been a General Manager of Joule Industrial Contractors since 1996. Mr. Porch has been employed by Joule since 1980 holding a series of increasingly more responsible positions.

            Judith Bryant, age 47, was appointed Vice President in October 2000 when she joined the Company to head its Commercial Staffing business unit. Prior to that she worked for Office Specialists, currently a part of Randstad North America (a large staffing company) as a Market Manager. She joined Office Specialists in 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The information required by this Item is incorporated by reference to the information under the caption "Stock Market Information" on the inside back cover of the 2002 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

            The information required by this Item is incorporated by reference to the "Selected Financial Information," included on the inside front cover of the 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this Item is incorporated by reference to the information under the same caption on pages 6 to 7 of the 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information required by this Item is incorporated by reference to the information under the same subcaption on page 7 of the 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this Item is incorporated by reference to the Consolidated Financial Statements appearing on pages 8 to 15 of the 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            A Form 8-K, dated May 23, 2002, was filed with respect to the dismissal of Arthur Andersen LLP as the Company's independent auditors. Form 8-K/A, dated May 28, 2002, was filed amending the Form 8-K dated May 23, 2002. A Form 8-K, dated June 21, 2002, was filed with respect to the engagement of KPMG LLP as its new independent auditors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies to the Company. Based upon a review of the copies of the forms furnished to the Company and upon written representations from certain reporting persons that no forms were required, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

            The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Compensation of Executive Officers-Certain Transactions" in the Proxy Statement and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 will be included under the captions "Beneficial Ownership of More than 5% of the Outstanding Common Stock" and "Beneficial Ownership of Management" in the Proxy Statement and is incorporated in this Item 12 by reference.

            The Company's 1991 Stock Option Plan and 2001 Stock Option Plan were each approved by the stockholders. The Company has no other equity compensation plan. The number of stock options outstanding under the stock option plans, the weighted average exercise price of outstanding options and the number of shares remaining available for issuance, in each case as of September 30, 2002, were as follows:

                                                                                                       Number of shares
                                                                                                    remaining available for
                                       Number of shares to              Weighted average             future issuance under
                                     be issued upon exercise           exercise price of            plans (excluding shares
         Plan category               of outstanding options           outstanding options          reflected in column (a))
         -------------               ----------------------           -------------------          ------------------------
Stock Option Plans
approved by stockholders                     188,188                         $3.83                          487,500

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

ITEM 14. CONTROLS AND PROCEDURES

            Within the 90-day period preceding the filing date of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements

      The following Financial Statements of JOULE Inc. and subsidiaries and Independent Auditors' Report are incorporated in Part IV by reference to the 2002 Annual Report.

            Independent Auditors' Report with respect to the consolidated financial statements for the fiscal year 2002.

            Consolidated Balance Sheets as of September 30, 2002 and 2001.

            Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000.

            Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

            Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

            Notes to Consolidated Financial Statements.

      The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

            Independent Auditor's Report as to 2002 Schedules...............F-1

            Financial Statement Schedules:

                 VIII - Valuation and Qualifying Accounts...................F-2

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

(c)   Exhibits

      3.1 Certificate of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 33-7617) under the Securities Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.

      3.2 By-laws, as amended, filed as Exhibit 3.2 to the Form S-1 and incorporated herein by reference.

      4.1 Loan and Security Agreement, dated as of February 20, 1991, between registrant and United Jersey Bank Central, N.A., filed as Exhibit
            4.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

      4.1a Third Modification and Extension Agreement, dated August 23, 1995, between registrant and United Jersey Bank, filed as Exhibit 4.1a to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 and incorporated herein by reference.

      4.1b Fourth Modification and Extension Agreement, dated February 6, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1b to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

      4.1c Fifth Modification and Extension Agreement, dated May 31, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1c to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

      4.1d Sixth Modification and Extension Agreement, dated May 31, 1997, between registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

      4.1e Seventh Modification and Extension Agreement, dated May 31, 1998, between registrant and Summit Bank, filed as Exhibit 4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

      4.1f Eighth Modification and Extension Agreement, dated February 5, 1999, between registrant and Summit Bank, filed as Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

      4.1g Ninth Modification and Extension Agreement, dated May 10, 1999, between registrant and Summit Bank, filed as Exhibit 4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

      4.1h Tenth Modification and Extension Agreement, dated November 15, 1999, between registrant and Summit Bank, filed as Exhibit 4.1h to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

      4.1i Letter Amendment, dated May 26, 2000, between registrant and Summit Bank, filed as Exhibit 4.1i to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

      4.1j Letter Amendment dated May 31, 2001 between registrant and Fleet Bank, filed as Exhibit 4.1j to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

      4.1k Thirteenth Amendment and Modification Agreement, dated September 15, 2001, between registrant and Fleet Bank, filed as Exhibit 4.1k to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

      4.1l Fourteenth Amendment and Modification Agreement, dated May 31, 2002, between registrant and Fleet Bank.

      10.4* 1991 Stock Option Plan, filed as Exhibit 10.11 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

      10.5* 2001 Stock Option Plan, filed as Exhibit 10.5 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

      10.6* Joule Inc. Deferred Compensation Plan filed as Exhibit 10.6 to the
            Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

      13    Annual Report to Stockholders for the year ended September 30, 2002.

      21    List of Subsidiaries.

      23    Consent of KPMG LLP.

      99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer.

      99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer.

      99.3 Report of Independent Public Accountants of Arthur Andersen LLP dated November 9, 2001 with respect to the consolidated financial statements for the fiscal years 2001, 2000 and 1999.

      99.4 Report of Independent Public Accountants of Arthur Andersen LLP dated November 9, 2001 as to 2001, 2000 and 1999 schedules.

----------

*     Compensatory Plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOULE INC.


Dated: December 26, 2002                   /s/ Emanuel N. Logothetis
                                           ---------------------------
                                           Emanuel N. Logothetis,
                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 26, 2002.


/s/ Emanuel N. Logothetis             /s/ Bernard G. Clarkin
-----------------------------         ------------------------------------------
Emanuel N. Logothetis                 Bernard G. Clarkin
Chairman of the Board and             Vice President and Chief Financial Officer
Director (Principal Executive         and (Principal Financial Officer and
Officer)                              Principal Accounting Officer)


/s/ Nick M. Logothetis
-----------------------------         ------------------------------------------
Nick M. Logothetis - Director         Steven Logothetis - Director


/s/ Richard Barnitt                   /s/ Andrew Spohn
-----------------------------         ------------------------------------------
Richard Barnitt - Director            Andrew Spohn - Director


-----------------------------
Robert W. Howard - Director

                                 CERTIFICATIONS

I, Emanuel N. Logothetis, Principal Executive Officer of Joule, certify that:

1.    I have reviewed this annual report on Form 10-K of Joule Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002


                                                    /s/ Emanuel N. Logothetis
                                                    ----------------------------
                                                    Emanuel N. Logothetis
                                                    Chairman of the Board and
                                                    Chief Executive Officer

                                 CERTIFICATIONS

I, Bernard C. Clarkin, Principal Financial Officer of Joule, certify that:

1.    I have reviewed this annual report on Form 10-K of Joule Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002


                                       /s/ Bernard G. Clarkin
                                       ---------------------------------------
                                       Bernard G. Clarkin
                                       Vice President, Chief Financial Officer
                                       and Secretary

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Joule Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of September 30, 2002 and for the year then ended, included in Joule Inc. and subsidiaries annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above, as of September 30, 2002 and for the year then ended, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic 2002 consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic 2002 consolidated financial statements taken as a whole.

The basic 2001 and 2000 consolidated financial statements of Joule Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors indicated in their report dated November 9, 2001 that the schedule listed in the above index as of September 30, 2001 and 2000 and for the years then ended fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                    /s/ KPMG LLP

Short Hills, New Jersey
November 24, 2002

                                                                   SCHEDULE VIII

                           JOULE INC. AND SUBSIDIARIES

                VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES

                           BALANCE          CHARGED TO            CHARGED                                 BALANCE
                           BEGINNING        COSTS AND             TO OTHER                                END OF
DESCRIPTION                OF PERIOD        EXPENSES              ACCOUNTS          DEDUCTIONS            PERIOD
-----------                ---------        --------              --------          ----------            ------
Allowance for
    doubtful accounts:

Years Ended:

  September 30, 2000       $384,000            $250,000              --             $120,000               $514,000

  September 30, 2001       $514,000            $358,000              --             $308,000               $564,000

  September 30, 2002       $564,000             $57,000              --             $118,000               $503,000

                                                                     SCHEDULE IX

                           JOULE INC AND SUBSIDIARIES

                              SHORT-TERM BORROWINGS

                                                        WEIGHTED           MAXIMUM        AVERAGE        WEIGHTED
                           CATEGORY OF                  AVERAGE            AMOUNT OF      AMOUNT         AVERAGE
                           AGGREGATE                    INTEREST RATE      BORROWINGS     OUTSTANDING    INTEREST RATE
                           SHORT-TERM    BALANCE AT     AT END OF          DURING THE     DURING THE     DURING THE
                           BORROWINGS    END OF YEAR    YEAR               YEAR           YEAR*          YEAR*
                           ----------    -----------    ----               ----           -----          -----
YEARS ENDED

 SEPTEMBER 30, 2000        BANKS         $4,980,000       7.99%             $8,750,000     $6,985,000      7.87%

 SEPTEMBER 30, 2001        BANKS         $5,250,000       4.41%             $6,000,000     $5,179,000      6.89%

 SEPTEMBER 30, 2002        BANKS         $3,980,000       3.38%             $5,700,000     $4,323,000      4.02%

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

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit                                     Page
------      ----------------------                                     ----

3.1         Certificate of Incorporation, filed as Exhibit              *
            3.1 to the Company's Registration Statement on
            Form S-1 (File No. 33-7617) under the Securities
            Act of 1933, as amended (the "Form S-1"), and incorporated herein by reference.

3.2         By-laws, as amended, filed as Exhibit 3.2 to the            *
            Form S-1 and incorporated herein by reference.

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

4.1b        Fourth Modification and Extension Agreement,                *
            dated February 6, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1b to the
            Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1c        Fifth Modification and Extension Agreement,                 *
            dated May 31, 1996, between registrant and United Jersey Bank, filed as Exhibit 4.1c to the
            Company's Annual Report on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

4.1d        Sixth Modification and Extension Agreement,                 *
            dated May 31, 1997, between registrant and Summit Bank, filed as Exhibit 4.1d to the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference.

4.1e        Seventh Modification and Extension Agreement,               *
            dated May 31, 1998, between registrant and Summit Bank, filed as Exhibit 4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

4.1f        Eighth Modification and Extension Agreement,                *
            dated February 5, 1999, between registrant and Summit Bank, filed as Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1g        Ninth Modification and Extension Agreement,                 *
            dated May 10, 1999, between registrant and Summit Bank, filed as Exhibit 4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1h        Tenth Modification and Extension Agreement,                 *
            dated November 15, 1999, between registrant and Summit Bank, filed as Exhibit 4.1h to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

4.1i        Letter Amendment, dated May 26, 2000, between               *
            registrant and Summit Bank, filed as Exhibit
            4.1i to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

4.1j        Letter Amendment dated May 31, 2001 between                 *
            registrant and Fleet Bank, filed as Exhibit 4.1j to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.1k        Thirteenth Amendment and Modification Agreement,            *
            dated September 15, 2001, between registrant and Fleet Bank, filed as Exhibit 4.1k to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.11        Fourteenth Amendment and Modification Agreement,            23
            dated May 31, 2002, between registrant and Fleet
            Bank.

10.4        1991 Stock Option Plan, filed as Exhibit 10.11              *
            to the Company's Annual Report on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference.

10.5        2001 Stock Option Plan, filed as Exhibit 10.5 to            *
            the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

10.6        Joule Inc. Deferred Compensation Plan filed as              *
            Exhibit 10.6 to the Company's Annual Report on
            Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

13          Annual Report to Stockholders for the year ended            28
            September 30, 2002.

21          List of Subsidiaries                                        49

23          Consent of KPMG LLP.                                        50

99.1        Certification pursuant to 18 U.S.C. Section 1350            51
            as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive
            Officer.

99.2        Certification pursuant to 18 U.S.C. Section 1350            52
            as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial
            Officer.

99.3        Report of Independent Public Accountants of                 53
            Arthur Andersen LLP dated November 9, 2001 with respect to the consolidated financial statements for the fiscal years 2001, 2000 and 1999.

99.4        Report of Independent Public Accountants of                 54
            Arthur Andersen LLP dated November 9, 2001 as to
            2001, 2000 and 1999 schedules.