Form 10-Q
period 2002-12-31
JOULE INC
filed 2003-02-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

                                     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from_________________ to _________________

     Commission File Number 1-9477

                                   Joule Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    22-2735672
     -------------------------------                   ------------------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


              1245 Route 1 South,   Edison, New Jersey      08837
             ------------------------------------------------------
              (Address of principal executive officers)  (Zip Code)

                                 (732) 548-5444
             ------------------------------------------------------
              ( Registrant's telephone number including area code)

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

Yes  [ ]       No [X]

As of February 12, 2003, 3,684,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets

                                                                    December 31,   September 30,
                                                                        2002            2002
                                                                   -------------   -------------
ASSETS                                                              (Unaudited)
--------------
CURRENT ASSETS:
 Cash                                                              $     214,000   $     174,000
 Accounts receivable, less allowance
    for doubtful accounts of $503,000 at December 31
    and September 30, respectively                                     7,026,000       8,954,000
 Prepaid insurance                                                     1,167,000       1,210,000
 Prepaid expenses and other current assets                               696,000         550,000
                                                                   -------------   -------------
         Total Current Assets                                          9,103,000      10,888,000

PROPERTY AND EQUIPMENT, NET                                            4,253,000       4,269,000
GOODWILL                                                               1,129,000       1,129,000
OTHER ASSETS                                                             223,000         213,000
                                                                   -------------   -------------
           Total Assets                                            $  14,708,000   $  16,499,000
                                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Loans payable to bank                                             $   3,700,000   $   3,980,000
 Accounts payable and accrued expenses                                 1,098,000       1,719,000
 Accrued payroll and related taxes                                       828,000       1,604,000
                                                                   -------------   -------------
           Total Current Liabilities                                   5,626,000       7,303,000
CAPITAL LEASE OBLIGATIONS                                                170,000         184,000
DEFERRED COMPENSATION                                                     88,000          74,000
                                                                   -------------   -------------
           Total Liabilities                                           5,884,000       7,561,000
                                                                   -------------   -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value:
    Authorized 500,000 shares, none outstanding                              -               -
 Common stock, $.01 par value:
    Authorized 10,000,000 shares; issued 3,828,000 shares                 38,000          38,000
 Additional paid-in capital                                            3,674,000       3,672,000
 Retained earnings                                                     5,494,000       5,610,000
                                                                   -------------   -------------
                                                                       9,206,000       9,320,000

LESS:  Cost of 144,000 shares of common stock held in treasury
         at December 31 and Septemer 30, respectively                    382,000         382,000
                                                                   -------------   -------------
           Total Stockholders' Equity                                  8,824,000       8,938,000
                                                                   -------------   -------------
                Total Liabilities and Stockholders' Equity         $  14,708,000   $  16,499,000
                                                                   =============   =============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Operations

                                                         Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)

REVENUES                                           $ 17,017,000    $ 19,389,000
                                                   ------------    ------------
COSTS, EXPENSES AND OTHER:
  Cost of services                                   13,785,000      15,525,000
  Selling, general & administrative expenses          3,386,000       3,635,000
  Interest expense                                       34,000          58,000
  Interest income                                           -            (6,000)
                                                   ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES                      (188,000)        177,000

INCOME TAX (BENEFIT) PROVISION                          (73,000)         61,000
                                                   ------------    ------------

NET (LOSS) INCOME                                  $   (115,000)   $    116,000
                                                   ============    ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE              ($0.03)   $       0.03
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING-BASIC                                    3,683,000       3,682,000
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES AND
 COMMON EQUIVALENTS OUTSTANDING - DILUTED             3,683,000       3,687,000
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                 Three Months Ended
                                                            ----------------------------
                                                            December 31,    December 31,
                                                               2002            2001
                                                           -------------   -------------
                                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $    (115,000)  $     116,000
  Adjustments to reconcile net (loss) income to
   net cash flows provided by (used in) operating
   activities:
    Depreciation and amortization                                228,000         230,000
    Writeoffs of property and equipment                           26,000             -
    Provision for losses on accounts receivable                      -            51,000
    Changes in operating assets and liabilities:
      Accounts receivable                                      1,928,000       1,842,000
      Prepaid expenses and other assets                         (113,000)        (23,000)
      Accounts payable and accrued expenses                     (623,000)       (287,000)
      Accrued payroll and related taxes                         (776,000)       (691,000)
      Deferred compensation                                       14,000          18,000
                                                           -------------   -------------
         Net cash flows provided by operating activities         569,000       1,256,000
                                                           -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of property and equipment                      (222,000)       (123,000)
                                                           -------------   -------------
         Net cash flows used in investing activities            (222,000)       (123,000)
                                                           -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in loans payable to bank, net                      (280,000)     (1,150,000)
    Repayment of obligations under capital leases                (27,000)        (20,000)
                                                           -------------   -------------
         Net cash flows used in financing activities            (307,000)     (1,170,000)
                                                           -------------   -------------

NET CHANGE IN CASH                                                40,000         (37,000)

CASH, BEGINNING OF PERIOD                                        174,000         251,000
                                                           -------------   -------------

CASH, END OF PERIOD                                        $     214,000   $     214,000
                                                           =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid                                     $      37,000   $      61,000
                                                           =============   =============

         Income taxes paid                                 $      21,000   $      82,000
                                                           =============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:

         Capitalized vehicle leases                        $     (16,000)  $         -
                                                           =============   =============

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

(2) In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted SFAS 143 effective October 1, 2002 and it had no effect on the consolidated financial statements.

(3) In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", it retains many of the fundamental provisions of that statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted SFAS 144 effective October 1, 2002 and it had no effect on the consolidated financial statements.

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

         Information concerning operations by operating segment is as follows (in 000's):

                                            Three Months Ended
                                               December 31,
                                         -------------------------
                                            2002           2001
                                         ----------     ----------
Revenues
  Commercial ....................        $    4,869     $    5,904
  Technical .....................             6,455          5,994
  Industrial ....................             5,693          7,491
                                         ----------     ----------
                                         $   17,017     $   19,389
                                         ----------     ----------

(Loss) Income Before Income Taxes

  Commercial ....................        $      116     $      246
  Technical .....................               595            517
  Industrial ....................               145            438
  Corporate (unallocated,
    including interest) .........            (1,044)        (1,024)
                                         ----------     ----------
                                         $     (188)    $      177
                                         ----------     ----------

(5)      Litigation

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(6)      Subsequent Event

         On January 27, 2003, the Company acquired Wennik & Motta in an asset purchase business combination. The acquisition cost was not significant to the Company. Wennik & Motta is a small staffing firm in Boston, Massachusetts, which places marketing and creative personnel with its clients.

                           JOULE INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Critical Accounting Policies

         During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2002, it believes the following accounting policies to be critical:

         Revenue - The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. Revenues are recorded when services are rendered.

         Long-Lived Assets - Except for goodwill and intangible assets, beginning in fiscal 2002, the Company reviews amortizable long-lived assets and goodwill for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recovered. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows. In accordance with SFAS No. 142, goodwill is not amortized but is tested at least annually for impairment. If impairment is indicated, the impairment is measured as the difference between the carrying value and the fair value of the asset.

         Valuation of Stock Options - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), permits an entity to continue to account for director and employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The Company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, compensation expense is recognized on fixed option grants only if the current fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Had the Company elected to adopt the measurement provisions of SFAS No. 123 compensation expense would have been recognized based on the fair value of the options at the grant date. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of the proforma net (loss) income disclosed in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002.

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

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $3,000 and $4,000 for the three months ended December 31, 2002 and December 31, 2001, respectively. For the three months ended December 31, 2002 and December 31, 2001 the Company recognized $95,000 and $102,000, respectively, in revenues from related parties. In addition, accounts receivable include amounts due for services rendered to a company owned by a stockholder of $66,000 and $36,000 as of December 31, 2002 and September 30, 2002, respectively.

Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and information technology) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. Revenue decreased 12% to $17.0 million during the first three months of fiscal 2003 compared to $19.4 million for the year earlier period. Technical staffing revenue increased 8% to $6.5 million in the current period from $6.0 million in the year earlier period. This increase related to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients. Commercial staffing revenue decreased 17% to $4.9 million in 2003 from $5.9 million in 2002. Industrial staffing revenue decreased 24% to $5.7 million in 2003 from $7.5 million in 2002. These declines were due to the uneven recovery of the economy which negatively impacted demand for the Company's light-industrial and industrial personnel. Demand for these services was uneven throughout fiscal 2002 and weakened in the first quarter of fiscal 2003.

         Cost of services were 81.0% of revenues in the 2003 first quarter compared to 80.0% for the 2002 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses were $3.4 million in the 2003 period compared to $3.6 million for the 2002 period, representing 19.9% and 18.7% of revenues in the 2003 and 2002 periods, respectively. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices. The percentage increase was principally related to lower revenue in 2003. However, the Company reduced actual selling, general and administrative expenses by $249,000 for the period 2003 compared to the period 2002 through a decrease in staff payroll and related expenses, a reduction in the provision for losses on accounts receivable and an overall decrease in other costs related to the Company's branch offices. The Company continues to review and reduce personnel and other branch costs which has had a positive impact during the latter part of 2002, and will further benefit future periods.

         Interest expense decreased $18,000 to $34,000 in the 2003 quarter compared to $52,000 in the 2002 quarter, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income of $6,000 in 2002 relates to a note receivable, which was paid in full in 2002. After giving effect to the utilization of certain tax credits, the effective tax rate benefit for 2003 was 39%; for 2002 the effective tax rate was 34%. As a result of the above, net loss was $115,000 or $0.03 per share, basic and diluted, in the fiscal 2003 period compared with net income of $116,000 or $0.03 per share, basic and diluted, for the fiscal 2002 period.

Liquidity and Capital Resources

         Current assets at December 31, 2002 were $9,103,000 compared to current assets of $10,888,000 at September 30, 2002 and current liabilities were $5,626,000 compared to $7,303,000 as of September 30, 2002. The decrease in current assets principally relates to a $1.9 million reduction in accounts receivable due to lower revenue in the current period compared to the fourth quarter of fiscal 2002, as well as a continuing emphasis on credit and collections. The decrease in current liabilities results from a $280,000 decrease in bank borrowings, reflective of the lower receivables noted above, a $621,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations and a lower sales level for the current quarter compared to the quarter ended September 30, 2002, and a $776,000 decrease in accrued payroll and related taxes due to a lower level of business in the final week of the current period as compared to the final week of September 2002. The Company's capital expenditures are generally relatively modest due to the nature of its business.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit that matures May 31, 2003; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $3,700,000 was outstanding under this line as of December 31, 2002. The Company believes that the bank line of credit will be extended or replaced at similar terms in May and that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

         Below is a table that presents the Company's contractual obligations and commercial commitments as of December 31, 2002:

                                                           Payments Due by Fiscal Year
                                            ---------------------------------------------------------
                                                                                           2005 and
                                                Total          2003           2004        Thereafter
                                            ------------   ------------   ------------   ------------
Loan payable to bank ..................     $  3,700,000   $  3,700,000   $          -   $          -
Capital lease obligations
    including interest ................          303,000         95,000        121,000         87,000
Operating leases ......................          755,000        297,000        314,000        144,000
                                            ------------   ------------   ------------   ------------
Total contractual cash obligations ....     $  4,758,000   $  4,092,000   $    435,000   $    231,000
                                            ============   ============   ============   ============

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. Since the fiscal year ended September 30, 2002, there has been no change with respect to the Company's interest rate exposures or its approach toward those exposures. Further, the Company does not expect its interest rate exposures on its borrowings to change in the near term.

         The Company is also exposed to market risks with respect to the unvested portion of its deferred compensation program. Participants in the program may direct the investment of deferred compensation amounts into various debt and equity investments. Such investments are classified as trading securities and as such are carried on the Company's consolidated balance sheet at fair value with changes in their fair values recognized each period in the Company's consolidated statement of operations. Therefore, the Company is exposed to changes in interest rates and the volatility of the stock and bond markets.

Item 4. - Controls and Procedures

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

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the first quarter of fiscal 2003, the Company issued an aggregate of 1,260 shares of Common Stock from authorized but unissued status as service awards to certain employees who had completed five and twenty years of service with the Company during fiscal 2002. The shares were not registered under the Securities Act of 1933 based on the conclusion that the awards would not be events of sale within the meaning of Section 2 (a) (3) of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders

 (a)     The Annual Meeting of Stockholders was held on February 5, 2003

 (b) The following directors were elected at the annual meeting with the votes as indicated:

                                             VOTES FOR          VOTES WITHHELD
                                            -----------         --------------

         Richard Barnitt                     3,597,810              12,400
         Robert W. Howard                    3,598,110              12,100
         Emanuel N. Logothetis               3,598,110              12,100
         Nick M. Logothetis                  3,598,110              12,100
         Steven Logothetis                   3,597,110              13,100
         Andrew G. Spohn                     3,597,810              12,400

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


                                       JOULE INC.
                                       (Registrant)

February 12, 2003                      /s/ E.N. LOGOTHETIS
                                       -----------------------------------------
                                       E. N. Logothetis, Chairman and
                                       Chief Executive Officer (Principal
                                       Executive Officer)


February 12, 2003                      /s/ BERNARD G. CLARKIN
                                       -----------------------------------------
                                       Bernard G. Clarkin, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer)

                                 CERTIFICATIONS

I, Emanuel N. Logothetis, Principal Executive Officer of Joule, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of Joule Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 12, 2003

                                       /s/ EMANUEL N. LOGOTHETIS
                                       -----------------------------------------
                                       Emanuel N. Logothetis
                                       Chairman of the Board and
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Bernard C. Clarkin, Principal Financial Officer of Joule, certify that:

    1.   I have reviewed this quarterly report on Form 10-Q of Joule Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    February 12, 2003

                                       /s/ BERNARD G. CLARKIN
                                       -----------------------------------------
                                       Bernard G. Clarkin
                                       Vice President, Chief Financial Officer
                                       and Secretary