Form 10-Q
period 2003-03-31
JOULE INC
filed 2003-05-14
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                                       or

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

Yes  [ ]          No  [X]

As of May 7, 2003, 3,684,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1.  Financial Statements

                                  Joule Inc. And Subsidiaries
                                  Consolidated Balance Sheets


                                                                     March 31     September 30,
                                                                       2003           2002
                                                                   ------------   ------------
                                                                   (Unaudited)
ASSETS
------
CURRENT ASSETS:
   Cash                                                            $    184,000   $    174,000
   Accounts receivable, less allowance
      for doubtful accounts of $448,000 at March 31
      and $503,000 at September 30, respectively                      7,815,000      8,954,000
   Prepaid insurance                                                  1,096,000      1,210,000
   Prepaid expenses and other current assets                            905,000        550,000
                                                                   ------------   ------------
         Total Current Assets                                        10,000,000     10,888,000

PROPERTY AND EQUIPMENT, NET                                           4,065,000      4,269,000
GOODWILL                                                              1,164,000      1,129,000
OTHER ASSETS                                                            276,000        213,000
                                                                   ------------   ------------
         Total Assets                                              $ 15,505,000   $ 16,499,000
                                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Loans payable to bank                                           $  3,850,000   $  3,980,000
   Accounts payable and accrued expenses                              1,622,000      1,719,000
   Accrued payroll and related taxes                                  1,284,000      1,604,000
                                                                   ------------   ------------
         Total Current Liabilities                                    6,756,000      7,303,000
CAPITAL LEASE OBLIGATIONS                                               141,000        184,000
DEFERRED COMPENSATION                                                   107,000         74,000
                                                                   ------------   ------------
         Total Liabilities                                            7,004,000      7,561,000
                                                                   ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 500,000 shares, none outstanding                            --             --
   Common stock, $.01 par value:
      Authorized 10,000,000 shares; issued 3,828,000 shares              38,000         38,000
   Additional paid-in capital                                         3,674,000      3,672,000
   Retained earnings                                                  5,171,000      5,610,000
                                                                   ------------   ------------
                                                                      8,883,000      9,320,000

   LESS: Cost of 144,000 shares of common stock held in treasury        382,000        382,000
                                                                   ------------   ------------
            Total Stockholders' Equity                                8,501,000      8,938,000
                                                                   ------------   ------------
               Total Liabilities and Stockholders' Equity          $ 15,505,000   $ 16,499,000
                                                                   ============   ============


See accompanying notes to consolidated financial statements.

                                         Joule Inc. And Subsidiaries
                                    Consolidated Statements of Operations


                                                     Three Months Ended               Six Months Ended
                                                ----------------------------    ----------------------------
                                                  March 31,       March 31,       March 31,       March 31,
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

REVENUES                                        $ 16,509,000    $ 17,404,000    $ 33,526,000    $ 36,793,000
                                                ------------    ------------    ------------    ------------


COSTS, EXPENSES AND OTHER:
   Cost of services                               13,537,000      14,038,000      27,321,000      29,563,000
   Selling, general & administrative expenses      3,478,000       3,663,000       6,864,000       7,298,000
   Interest expense                                   27,000          36,000          62,000          94,000
   Interest income                                        --              --              --          (6,000)
                                                ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                            (533,000)       (333,000)       (721,000)       (156,000)

INCOME TAX BENEFIT                                  (209,000)       (142,000)       (282,000)        (81,000)
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (324,000)   $   (191,000)   $   (439,000)   $    (75,000)
                                                ============    ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE                $      (0.09)   $      (0.05)   $      (0.12)   $      (0.02)
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                  3,684,000       3,682,000       3,684,000       3,682,000
                                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED           3,684,000       3,682,000       3,684,000       3,682,000
                                                ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                                Joule Inc. And Subsidiaries
                           Consolidated Statements of Cash Flows


                                                                     Six Months Ended
                                                               ----------------------------
                                                                 March 31,       March 31,
                                                                   2003            2002
                                                               ------------    ------------
                                                               (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (439,000)   $    (75,000)
   Adjustments to reconcile net loss to
     net cash flows provided by (used in) operating
     activities:
       Depreciation and amortization                                458,000         469,000
       Writeoffs of property and equipment                           54,000              --
       Changes in operating assets and liabilities:
          Accounts receivable                                     1,139,000       3,300,000
          Prepaid expenses and other assets                        (304,000)       (617,000)
          Accounts payable and accrued expenses                     (99,000)       (707,000)
          Accrued payroll and related taxes                        (320,000)       (423,000)
          Deferred compensation                                      33,000          18,000
                                                               ------------    ------------
             Net cash flows provided by operating activities        522,000       1,965,000
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisitions of property and equipment                      (284,000)       (325,000)
       Payment for business acquired, net of cash received          (43,000)             --
                                                               ------------    ------------
          Net cash flows used in investing activities              (327,000)       (325,000)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in loans payable to bank                           (130,000)     (1,650,000)
       Repayment of obligations under capital leases                (55,000)        (41,000)
                                                               ------------    ------------
          Net cash flows used in financing activities              (185,000)     (1,691,000)
                                                               ------------    ------------

NET CHANGE IN CASH                                                   10,000         (51,000)

CASH, BEGINNING OF PERIOD                                           174,000         251,000
                                                               ------------    ------------

CASH, END OF PERIOD                                            $    184,000    $    200,000
                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

             Interest paid                                     $     64,000    $    100,000
                                                               ============    ============

             Income taxes paid                                 $     24,000    $     84,000
                                                               ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:
             Capitalized vehicle leases                        $    (16,000)   $         --
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

         Footnote disclosures normally included in the consolidated financial statements have been omitted in accordance with generally accepted accounting principles for interim financial statements and the published rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

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

(4) In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 amends the disclosure provisions for FASB No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effects on reported net income and earnings per share. In addition, this statement amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 effective January 1, 2003 and reports the following information concerning its stock-based compensation plan for the three and six months ended March 31, 2003 and 2002.

At March 31, 2003, the company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee and director compensation cost is reflected in net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of FASB Statement No 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                              Three Months Ended           Six Months Ended
                                                   March 31,                   March 31,
                                           ------------------------    ------------------------
                                              2003          2002          2003          2002
                                           ----------    ----------    ----------    ----------

     Net loss as reported ..............   $ (324,000)   $ (191,000)   $ (439,000)   $  (75,000)
     Deduct: Total stock-based
       employee compensation expense
       determined under fair value
       based method for all awards,
       net of related tax effects ......       (2,000)       (3,000)       (5,000)       (6,000)
                                           ----------    ----------    ----------    ----------

     Pro forma net loss ................   $ (326,000)   $ (194,000)   $ (444,000)   $  (81,000)
                                           ==========    ==========    ==========    ==========

     Loss per share
       Basic - as reported .............   $    (0.09)   $    (0.05)   $    (0.12)   $    (0.02)
                                           ==========    ==========    ==========    ==========
       Basic - pro forma ...............   $    (0.09)   $    (0.05)   $    (0.12)   $    (0.02)
                                           ==========    ==========    ==========    ==========

       Diluted - as reported ...........   $    (0.09)   $    (0.05)   $    (0.12)   $    (0.02)
                                           ==========    ==========    ==========    ==========
       Diluted - pro forma .............   $    (0.09)   $    (0.05)   $    (0.12)   $    (0.02)
                                           ==========    ==========    ==========    ==========

(5)      Segment Disclosures

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Industrial Staffing, and (3) Technical Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                         Three Months Ended       Six Months Ended
                                              March 31,               March 31,
                                        --------------------    --------------------
                                          2003        2002        2003        2002
                                        --------    --------    --------    --------
Revenues
   Commercial .......................   $  4,076    $  4,630    $  8,945    $ 10,534
   Industrial .......................      5,548       6,648      11,241      14,139
   Technical ........................      6,885       6,126      13,340      12,120
                                        --------    --------    --------    --------
                                        $ 16,509    $ 17,404    $ 33,526    $ 36,793
                                        --------    --------    --------    --------


(Loss) Income Before Income Taxes
   Commercial .......................   $    (19)   $     41    $     96    $    287
   Industrial .......................         86         141         231         579
   Technical ........................        439         525       1,034       1,042
   Corporate (unallocated,
      including interest) ...........     (1,039)     (1,040)     (2,082)     (2,064)
                                        --------    --------    --------    --------
                                        $   (533)   $   (333)   $   (721)   $   (156)
                                        --------    --------    --------    --------

(6)      Litigation

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

(7)      Mergers and Acquisitions

         On January 27, 2003, the Company acquired Wennik & Motta in an asset purchase business combination. The acquisition cost was immaterial to the Company; the Company is obligated to pay contingent consideration over one year based on earnings of Wennik & Motta which may range up to approximately $60,000. Wennik & Motta is a staffing firm in Boston, Massachusetts, which places marketing and creative personnel with its clients. Goodwill of $35,000 has been allocated to the Technical segment.

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

         Revenue - The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenues are recorded when services are rendered.

         Long-Lived Assets -The Company reviews amortizable long-lived assets and goodwill for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recovered. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows. In accordance with SFAS No. 142, goodwill is not amortized but is tested at the segment level at least annually for impairment. If impairment is indicated, the impairment is measured as the difference between the carrying value and the fair value of the asset.

         Valuation of Stock Options - SFAS No. 123, "Accounting for Stock-Based Compensation", permits an entity to continue to account for director and employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The Company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, compensation expense is recognized on fixed option grants only if the fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Had the Company elected to adopt the measurement provisions of SFAS No. 123 compensation expense would have been recognized based on the fair value of the options at the grant date. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change.

A change in the fair value estimate could have a significant effect on the amount of the proforma net (loss) income disclosed in Note 4 to the Company's consolidated financial statements included in this Form 10-Q.

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

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $7,000 for the six months ended March 31, 2003 and March 31, 2002. For the six months ended March 31, 2003 and March 31, 2002 the Company recognized $197,000 and $245,000, respectively, in revenues from related parties. In addition, accounts receivable include amounts due for services rendered to a company owned by a stockholder of $41,000 and $36,000 as of March 31, 2003 and September 30, 2002, respectively.

Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $16.5 million for the three months ended March 31, 2003 compared to $17.4 million for the year earlier period. Revenue for the first six months of fiscal 2003 amounted to $33.5 million; for the comparable six month period of 2002 revenue was $36.8 million. Technical staffing revenue increased 12% to $6.9 million and 10% to $13.3 million for the respective three and six-month periods ended March 31, 2003. This increase related primarily to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients as well as the acquisition of a staffing firm which places marketing and creative personnel. Commercial staffing revenue decreased 12% to $4.1 million and 15% to $8.9 million for the respective three and six-month periods ended March 31, 2003. Industrial staffing revenue decreased 17% to $5.5 million for the three-month period ended March 31, 2003 compared to the 2002 similar period. For the six-month period ended March 31, 2003, revenue declined 21% to $11.2 million compared to the year earlier period. These declines were due to the uneven recovery of the economy which negatively impacted demand for the Company's light industrial and industrial personnel. Demand for these services were uneven throughout fiscal 2002 and weakened in the first half of fiscal 2003.

         Cost of services were 82.0% of revenue in the current quarter compared to 80.7% for the prior year three-month period. For the six-month period cost of services were 81.5% of revenues in 2003 compared to 80.3% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses were $3.5 million and $6.9 million for the three and six months ended March 31, 2003, respectively, compared to $3.7 million and $7.3 million for the year earlier periods, and represented 21.1% and 20.5% of revenue in the 2003 periods, an increase over the comparable 2002 periods of 21.0% and 19.8% of revenue, respectively. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch officers. The percentage increase was principally related to lower revenue in 2003. However, the Company reduced actual selling, general and administrative expenses by $185,000 and $434,000 for the respective three and six-month periods ended March 31, 2003 compared to the same periods for 2002 through a decrease in staff payroll and related expenses, a reduction in the provision for losses on accounts receivable and an overall decrease in other costs related to the Company's branch offices. The Company continues to review and reduce personnel and other branch costs which has had a positive impact during the first half of fiscal 2003, and will further benefit future periods.

         Interest expense amounted to $27,000 and $62,000 for the 2003 three and six-month periods, respectively, compared to $36,000 and $94,000 for the respective prior year periods, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income of $6,000 in 2002 relates to a note receivable, which was paid in full in 2002. After giving effect to the utilization of certain tax credits, the effective tax rate benefit for the three and six-month periods ending March 31, 2003 was 39%; for 2002 the effective tax rate benefits were 43% and 52% for the same periods ending March 31, 2002. As a result of the above, the net loss for the 2003 three-month period was $324,000 or $0.09 per share, basic and diluted, compared with the net loss of $191,000 or $0.05 per share, basic and diluted, for the 2002 period; for the 2003 six-month period, the net loss was $439,000 or $0.12 per share, basic and diluted, compared with the net loss of $75,000 or $0.02 per share, basic and diluted, for the 2002 period.

Liquidity and Capital Resources

         Current assets at March 31, 2003 were $10,000,000 compared to current assets of $10,888,000 at September 30, 2002 and current liabilities were $6,756,000 compared to $7,303,000 as of September 30, 2002. The decrease in current assets principally relates to a $1.1 million reduction in accounts receivable due to lower revenue in the current period compared to the fourth quarter of fiscal 2002, as well as a continuing emphasis on credit and collections, partially offset by a $355,000 increase in prepaid expenses and income taxes. The decrease in current liabilities results from a $130,000 decrease in bank borrowings, reflective of the lower receivables noted above, a $97,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations and a lower sales level for the current quarter compared to the quarter ended September 30, 2002, and a $320,000 decrease in accrued payroll and related taxes due to a lower level of business in the final week of the current period as compared to the final week of September 2002. The Company's capital expenditures are generally relatively modest due to the nature of its business.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit that matures May 31, 2003; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $3,850,000 was outstanding under this line as of March 31, 2003. In March, 2003, the Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its workers compensation insurance carrier as a part of its insurance renewal. The Company and its bank are in the process of formalizing a new three year, asset-based line of credit. Interest rates will be slightly higher under the new agreement. If the new agreement is not formalized by May 31, 2003 the bank has agreed to extend the existing agreement until it is completed. The Company anticipates that the new agreement will be in place by July, 2003. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

         Below is a table that presents the Company's contractual obligations and commercial commitments as of March 31, 2003:

                                                          Payments Due by Fiscal Year
                                           ---------------------------------------------------------
                                                                                         2005 and
                                               Total          2003*          2004        Thereafter
                                           ------------   ------------   ------------   ------------

Loan payable to bank ...................   $  3,850,000   $  3,850,000   $         --   $         --
Capital lease obligations
   including interest ..................        270,000         62,000        121,000         87,000
Operating leases .......................        669,000        195,000        330,000        144,000
                                           ------------   ------------   ------------   ------------
Total contractual cash obligations .....   $  4,789,000   $  4,107,000   $    451,000   $    231,000
                                           ============   ============   ============   ============

*Represents contractual cash obligations for the six months ended September 30, 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. Since the fiscal year ended September 30, 2002, there has been no change with respect to the Company's interest rate exposures or its approach toward those exposures. Further, the Company does not expect its interest rate exposures on its borrowings to change significantly in the near term.


         The Company is also exposed to market risks with respect to the unvested portion of its deferred compensation program. Participants in the program may direct the investment of deferred compensation amounts into various debt and equity investments. Such investments are classified as trading securities and as such are carried on the Company's consolidated balance sheet at fair value with changes in their fair values recognized each period in the Company's consolidated statements of operations. Therefore, the Company is exposed to changes in interest rates and the volatility of the stock and bond markets. There have been no changes with respect to the Company's market risks since the fiscal year ended September 30, 2002.


Item 4 - Controls and Procedures

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

                                       JOULE INC.
                                       (Registrant)


May 14, 2003                           /s/ E.N. LOGOTHETIS
                                       -------------------
                                       E. N. Logothetis, Chairman and Chief
                                       Executive Officer (Principal Executive
                                       Officer)


May 14, 2003                           /s/ BERNARD G. CLARKIN
                                       ----------------------
                                       Bernard G. Clarkin, Vice President and
                                       Chief Financial Officer (Principal
                                       Financial Officer)

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


Date: May 14, 2003

                                       /s/ EMANUEL N. LOGOTHETIS
                                       -------------------------
                                       Emanuel N. Logothetis
                                       Chairman of the Board and
                                       Chief Executive Officer

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


Date: May 14, 2003

                                       /s/ BERNARD G. CLARKIN
                                       ----------------------
                                       Bernard G. Clarkin
                                       Vice President, Chief Financial Officer
                                       and Secretary