Form 10-Q
period 2003-06-30
JOULE INC
filed 2003-08-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       or

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

Yes [ ]   No [X]

As of August 12, 2003, 3,684,000 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements (unaudited)

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        June 30,     September 30,
                                                                          2003           2002
                                                                       -----------   -----------
ASSETS
------
CURRENT ASSETS:
    Cash                                                               $   313,000   $   174,000
    Accounts receivable, less allowance
           for doubtful accounts of $405,000 at June 30
           and $503,000 at September 30, respectively                    7,363,000     8,954,000
    Prepaid insurance                                                      955,000     1,210,000
    Prepaid expenses and other current assets                              790,000       550,000
                                                                       -----------   -----------
                Total Current Assets                                     9,421,000    10,888,000

PROPERTY AND EQUIPMENT, NET                                              3,881,000     4,269,000
GOODWILL                                                                 1,176,000     1,129,000
OTHER ASSETS                                                               335,000       213,000
                                                                       -----------   -----------
                        Total Assets                                   $14,813,000   $16,499,000
                                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                              $ 3,400,000   $ 3,980,000
    Accounts payable and accrued expenses                                1,164,000     1,719,000
    Accrued payroll and related taxes                                    1,373,000     1,604,000
                                                                       -----------   -----------
                Total Current Liabilities                                5,937,000     7,303,000
CAPITAL LEASE OBLIGATIONS                                                  113,000       184,000
DEFERRED COMPENSATION                                                      137,000        74,000
                                                                       -----------   -----------
                Total Liabilities                                        6,187,000     7,561,000
                                                                       -----------   -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                            --            --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares; issued 3,828,000 shares              38,000        38,000
    Additional paid-in capital                                           3,674,000     3,672,000
    Retained earnings                                                    5,296,000     5,610,000
                                                                       -----------   -----------
                                                                         9,008,000     9,320,000

    LESS:  Cost of 144,000 shares of common stock held in treasury         382,000       382,000
                                                                       -----------   -----------
                     Total Stockholders' Equity                          8,626,000     8,938,000
                                                                       -----------   -----------
                          Total Liabilities and Stockholders' Equity   $14,813,000   $16,499,000
                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                   ---------------------------    ----------------------------
                                                     June 30,       June 30,        June 30,        June 30,
                                                       2003           2002            2003            2002
                                                   ------------   ------------    ------------    ------------
REVENUES                                           $ 17,799,000   $ 17,439,000    $ 51,325,000    $ 54,232,000
                                                   ------------   ------------    ------------    ------------


COSTS, EXPENSES AND OTHER:
      Cost of services                               14,390,000     14,163,000      41,711,000      43,726,000
      Selling, general & administrative expenses      3,172,000      3,573,000      10,037,000      10,871,000
      Interest expense                                   31,000         32,000          93,000         126,000
      Interest income                                        --             --              --          (6,000)
                                                   ------------   ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                       206,000       (329,000)       (516,000)       (485,000)

INCOME TAX PROVISION (BENEFIT)                           80,000       (135,000)       (202,000)       (216,000)
                                                   ------------   ------------    ------------    ------------

NET INCOME (LOSS)                                  $    126,000   $   (194,000)   $   (314,000)   $   (269,000)
                                                   ============   ============    ============    ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE          $       0.03   $      (0.05)   $      (0.09)   $      (0.07)
                                                   ============   ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                   3,684,000      3,682,000       3,684,000       3,682,000
                                                   ============   ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED              3,685,000      3,682,000       3,684,000       3,682,000
                                                   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                     --------------------------
                                                                      June 30,       June 30,
                                                                        2003           2002
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (314,000)   $  (269,000)
     Adjustments to reconcile net loss to
        net cash flows provided by (used in) operating
        activities, net of business acquired:
          Depreciation and amortization                                  684,000        704,000
          Writeoffs of property and equipment                             70,000             --
          Changes in operating assets and liabilities:
                Accounts receivable                                    1,591,000      3,549,000
                Prepaid expenses and other assets                       (105,000)      (850,000)
                Accounts payable and accrued expenses                   (555,000)      (705,000)
                Accrued payroll and related taxes                       (231,000)      (453,000)
                Deferred compensation                                     63,000         66,000
                                                                     -----------    -----------
                   Net cash flows provided by operating activities     1,203,000      2,042,000
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                        (342,000)      (474,000)
          Payment for business acquired, net of cash received            (55,000)            --
                                                                     -----------    -----------
               Net cash flows used in investing activities              (397,000)      (474,000)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in loans payable to bank                              (580,000)    (1,550,000)
         Repayment of obligations under capital leases                   (87,000)       (65,000)
                                                                     -----------    -----------
               Net cash flows used in financing activities              (667,000)    (1,615,000)
                                                                     -----------    -----------

NET CHANGE IN CASH                                                       139,000        (47,000)

CASH, BEGINNING OF PERIOD                                                174,000        251,000
                                                                     -----------    -----------

CASH, END OF PERIOD                                                  $   313,000    $   204,000
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

                       Interest paid                                 $    95,000    $   141,000
                                                                     ===========    ===========

                       Income taxes paid                             $    24,000    $    97,000
                                                                     ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:
                       Capitalized vehicle leases                    $    16,000    $    39,000
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All consolidated financial statements are unaudited. Management believes all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and changes in cash flows for all interim periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in the consolidated financial statements have been omitted in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the published rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K and Annual Report to Stockholders for the most recent fiscal year.

(2) In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted SFAS No. 143 effective October 1, 2002 and it had no effect on the consolidated financial statements.

(3) In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of", it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 effective October 1, 2002 and it had no effect on the consolidated financial statements.

(4) In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 amends the disclosure provisions for SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effects on reported net income and earnings per share. In addition, this statement amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 effective January 1, 2003 and reports the following information concerning its stock-based compensation plan for the three and nine months ended June 30, 2003 and 2002.

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2002. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee and director compensation cost is reflected in net income (loss) as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                          Three Months Ended            Nine Months Ended
                                                June 30,                     June 30,
                                       -------------------------    --------------------------
                                          2003          2002           2003           2002
                                       -----------   -----------    -----------    -----------
    Net income (loss) as reported      $   126,000   $  (194,000)   $  (314,000)      (269,000)
    Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     based method for all awards,
     net of related tax effects ....        (1,000)       (3,000)        (5,000)        (8,000)
                                       -----------   -----------    -----------    -----------

    Pro forma net income (loss) ....   $   125,000   $  (197,000)   $  (319,000)   $  (277,000)
                                       ===========   ===========    ===========    ===========

    Income (loss) per share:
     Basic - as reported ...........   $      0.03   $     (0.05)   $     (0.09)   $     (0.07)
                                       ===========   ===========    ===========    ===========
     Basic - pro forma .............   $      0.03   $     (0.05)   $     (0.09)   $     (0.08)
                                       ===========   ===========    ===========    ===========

     Diluted - as reported .........   $      0.03   $     (0.05)   $     (0.09)   $     (0.07)
                                       ===========   ===========    ===========    ===========
     Diluted - pro forma ...........   $      0.03   $     (0.05)   $     (0.09)   $     (0.08)
                                       ===========   ===========    ===========    ===========

(5)      Segment Disclosures

The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Industrial Staffing, and (3) Technical Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                         Three Months Ended          Nine Months Ended
                                              June 30,                    June 30,
                                      ------------------------    ------------------------
                                         2003          2002          2003          2002
                                      ----------    ----------    ----------    ----------
Revenues
    Commercial ....................   $    4,973    $    5,079    $   13,919    $   15,613
    Industrial ....................        5,427         5,614        16,668        19,753
    Technical .....................        7,399         6,746        20,738        18,866
                                      ----------    ----------    ----------    ----------
                                      $   17,799    $   17,439    $   51,325    $   54,232
                                      ----------    ----------    ----------    ----------


Income (Loss) Before Income Taxes
    Commercial ....................   $      271    $       41    $      367           328
    Industrial ....................          113          (207)          343           377
    Technical .....................          792           845         1,826         1,887
    Corporate (unallocated,
        including interest) .......         (970)       (1,008)       (3,052)       (3,077)
                                      ----------    ----------    ----------    ----------
                                      $      206          (329)   $     (516)   $     (485)
                                      ----------    ----------    ----------    ----------

(6)      Litigation

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(7)      Mergers and Acquisitions

         On January 27, 2003, the Company acquired Wennik & Motta in an asset purchase business combination. The acquisition cost was immaterial to the Company; the Company is obligated to pay contingent consideration over one year based on earnings of Wennik & Motta which may range up to approximately $60,000. Wennik & Motta is a staffing firm in Boston, Massachusetts, which places marketing and creative personnel with its clients. Goodwill of $47,000 has been allocated to the Technical segment.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies

         During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2002, the Company believes the following accounting policies to be critical:

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

         Valuation of Stock Options - SFAS No. 123, "Accounting for Stock-Based Compensation", permits an entity to continue to account for director and employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", or adopt a fair value based method of accounting for such compensation. The Company has elected to continue to account for stock-based compensation under Opinion No. 25. Accordingly, compensation expense is recognized on fixed option grants only if the fair value of the underlying stock exceeds the exercise price of the option at the date of grant and it is recognized on a straight-line basis over the vesting period. Had the Company elected to adopt the measurement provisions of SFAS No. 123 compensation expense would have been recognized based on the fair value of the options at the grant date. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of the proforma net income (loss) disclosed in Note 4 to the Company's consolidated financial statements included in this Form 10-Q.

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

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $10,000 and $13,000 for the nine months ended June 30, 2003 and June 30, 2002, respectively. For the nine months ended June 30, 2003 and June 30, 2002 the Company recognized $287,000 and $340,000, respectively, in revenues from a company owned by a stockholder. In addition, accounts receivable include amounts due for services rendered to a company owned by a stockholder of $61,000 and $36,000 as of June 30, 2003 and September 30, 2002, respectively.

Results of Operations

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft industrial plant and facility maintenance) labor. Virtually all revenue is billed on a direct cost plus markup basis. Revenue was $17.8 million for the three months ended June 30, 2003 compared to $17.4 million for the year earlier period. Revenue for the first nine months of fiscal 2003 amounted to $51.3 million; for the comparable nine-month period of 2002 revenue was $54.2 million. Technical staffing revenue increased 10% for both the three and nine-month periods ended June 30, 2003 to $7.4 million and $20.7 million, respectively. These increases related primarily to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients as well as the acquisition of a staffing firm which places marketing and creative personnel. Commercial staffing revenue decreased 2% to $5.0 million and 11% to $13.9 million for the respective three and nine-month periods ended June 30, 2003. Industrial staffing revenue decreased 3% to $5.4 million for the three-month period ended June 30, 2003 compared to the 2002 similar period. For the nine-month period ended June 30, 2003, revenue declined 16% to $16.7 million compared to the year earlier period. These declines were due to the uneven recovery of the economy which negatively impacted demand for the Company's light industrial and industrial personnel. Demand for these services were uneven throughout fiscal 2002 and have continued to demonstrate weakness in fiscal 2003.

         Cost of services was 80.8% of revenue in the current quarter compared to 81.3% for the prior year three-month period. For the nine-month period cost of services were 81.3% of revenues in 2003 compared to 80.6% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses were $3.2 million and $10.0 million for the three and nine months ended June 30, 2003, respectively, compared to $3.6 million and $10.9 million for the year earlier periods, and represented 17.8% and 19.6% of revenue in the respective 2003 periods, a decrease from the comparable 2002 periods of 20.5% and 20.0% of revenue, respectively. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch officers. The Company has reduced selling, general and administrative expenses by $401,000 and $834,000 for the respective three and nine-month periods ended June 30, 2003 compared to the same periods for 2002 through a decrease in staff payroll and related expenses, some branch closures, a reduction in the provision for losses on accounts receivable and an overall decrease in other costs related to the Company's branch offices. The Company continues to review and reduce personnel and other branch costs which has had a positive impact during the first three quarters of fiscal 2003, and will further benefit future periods.

         Interest expense amounted to $31,000 and $93,000 for the 2003 three and nine-month periods, respectively, compared to $32,000 and $126,000 for the respective prior year periods, reflecting a decrease in average borrowings along with decreases in interest rates. Interest income of $6,000 in 2002 relates to a note receivable, which was paid in full in 2002. After giving effect to the utilization of certain tax credits, the effective tax rate was 39% for the three-month period ending June 30, 2003. For the three-months ended June 30, 2002, the effective tax rate benefit was 41%; the effective tax rate benefits were 39% and 45% for the nine-months ended June 30, 2003 and 2002, respectively. As a result of the above, net income for the 2003 three-month period was $126,000 or $0.03 per share, basic and diluted, compared with the net loss of $194,000 or $0.05 per share, basic and diluted, for the 2002 period; for the 2003 nine-month period, the net loss was $314,000 or $0.09 per share, basic and diluted, compared with the net loss of $269,000 or $0.07 per share, basic and diluted, for the 2002 period.

Liquidity and Capital Resources

         Current assets at June 30, 2003 were $9,421.000 compared to current assets of $10,888,000 at September 30, 2002 and current liabilities were $5,937,000 compared to $7,303,000 as of September 30, 2002. The decrease in current assets principally relates to a $1.6 million reduction in accounts receivable due to lower revenue in the current period compared to the fourth quarter of fiscal 2002, as well as a continuing emphasis on credit and collections. The decrease in current liabilities results from a $580,000 decrease in bank borrowings, reflective of the lower receivables noted above, a $555,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations and a lower sales level for the current quarter compared to the quarter ended September 30, 2002, and a $231,000 decrease in accrued payroll and related taxes due to a lower level of business in the final week of the current period as compared to the final week of September 2002. The Company's capital expenditures are generally relatively modest due to the nature of its business.

         Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has utilized bank borrowings to meet its working capital needs. The Company has a $9,000,000 bank line of credit; loans thereunder are secured principally by receivables with interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option; $3,400,000 was outstanding under this line as of June 30, 2003. In March, 2003, the Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its workers compensation insurance carrier as a part of its insurance renewal. The Company and its bank are in the process of formalizing a new three-year, asset-based line of credit. The Company expects that interest rates will be slightly higher under the new agreement. Since the new agreement was not formalized by the maturity date of the line of credit (May 31, 2003), the bank has agreed to extend the existing agreement until the new agreement is completed. The Company anticipates the new agreement will be in place by late August 2003. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

         Below is a table that presents the Company's contractual obligations and commercial commitments as of June 30, 2003:

                                                      Payments Due by Fiscal Year
                                          -------------------------------------------------
                                                                                  2005 and
                                            Total         2003*        2004      Thereafter
                                          ----------   ----------   ----------   ----------
Loan payable to bank ..................   $3,400,000   $3,400,000   $       --   $       --
Capital lease obligations
    including interest ................      239,000       31,000      121,000       87,000
Operating leases ......................      612,000       96,000      358,000      158,000
                                          ----------   ----------   ----------   ----------
Total contractual cash obligations ....   $4,251,000   $3,527,000   $  479,000   $  245,000
                                          ==========   ==========   ==========   ==========

*Represents contractual cash obligations for the three months ended September 30, 2003.

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


Item 4. - Controls and Procedures

         An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out as of June 30, 2003 under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There were no changes to the Company's internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

         Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

         Exhibit 32.1 - Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

         Exhibit 32.2 - Certification pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

(b)      Reports on Form 8-K

         Form 8-K dated May 7, 2003 with respect to the issuance of the press release for the second quarter ended March 31, 2003 (Item 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        JOULE INC.
                                        (Registrant)


August 12, 2003                         /s/ E.N. LOGOTHETIS
                                        ----------------------------------------
                                        E. N. Logothetis, Chairman and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


August 12, 2003                         /s/ BERNARD G. CLARKIN
                                        ----------------------------------------
                                        Bernard G. Clarkin, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX




31.1 -  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        - Principal Executive Officer

31.2 -  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        - Principal Financial Officer

32.1 -  Certification pursuant to 18 USC Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2 -  Certification pursuant to 18 USC Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer