Form 10-K
period 2003-09-30
JOULE INC
filed 2004-01-09
CIK 798168

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number - 1-9477

                                   JOULE INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2735672
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1245 U.S. Route 1 South, Edison, New Jersey                              08837
-------------------------------------------                           ----------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: 732-548-5444
                                                    ------------

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"):

                                                          Name of each exchange
         Title of each class                               on which registered
--------------------------------------                   -----------------------
Common Stock, par value $.01 per share                   American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on the American Stock Exchange on March 31, 2003, was approximately $1,041,000.

As of December 19, 2003, there were 3,683,650 shares of Common Stock outstanding.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

Recent Developments

         On August 20, 2003, at a meeting of the Company's Board of Directors, Emanuel N. Logothetis, Chairman of the Board and Chief Executive Officer of the Company, his sons, Nick M. Logothetis and Steven Logothetis, both of whom are directors of Joule, his wife, Helen Logothetis, his daughter, Julie Logothetis, and John G. Wellman, Jr., President and Chief Operating Officer of the Company (such persons being hereafter referred to herein collectively as the "Purchaser Group") advised the independent directors of their proposal (the "Going Private Proposal") to acquire all of the outstanding shares of common stock of the Company not owned by the members of the Purchaser Group for a price of $1.35 per share. The proposal contemplated a going private transaction through a tender offer to be made by JAC Acquisition Company, Inc. (the "Purchaser"), a newly formed corporation owned by the members of the Purchaser Group, to be followed, if as a result of such tender offer the Purchaser owned at least 90% of the outstanding shares of common stock of the Company, by a short-form merger that, under the laws of the State of Delaware, could be consummated without any action or vote of the Company's Board of Directors or stockholders. In such event, the common stock of the Company would be owned solely by the members of the Purchaser Group and would no longer be publicly traded. If the merger were consummated, stockholders who do not tender their shares would have the statutory right to demand payment of the judicially appraised fair value of their shares.

         A special committee comprised of the three independent members of the Company's Board of Directors (the "Special Committee") was formed to evaluate and negotiate the Going Private Proposal. Following negotiations with the Special Committee, on November 21, 2003, the Purchaser commenced a tender offer (the "Tender Offer") for all of the outstanding common stock of the Company not owned by the Purchaser Group at $1.52 per share. The Tender Offer was scheduled to expire at 12:00, midnight, Eastern Standard Time, on December 19, 2003. On December 22, 2003, the Purchaser announced that it has extended the expiration of the Tender Offer to 5:00 p.m., Eastern Standard Time, on January 15, 2004, unless further extended. As of December 19, 2003, approximately 350,000 shares of common stock of the Company had been tendered and not withdrawn.

General

         Joule Inc. and its subsidiaries are engaged in the business of personnel outsourcing, as a supplier to industry of staffing service personnel. These services focus on supplying commercial (skilled office and light industrial) workers, technical professionals, and skilled craft industrial plant and facility maintenance personnel to business and industry on a temporary basis.

         All employees on assignment to the Company's clients are on the Company's payroll only during the periods of their assignments. By prior understanding, their employment is continued after completion of an assignment only if another suitable assignment is available. Historically, substantially all revenue is billed based on direct cost plus a mark-up to cover the Company's overhead and profit. In addition, the Company recognizes revenues under fixed priced contracts and for permanent placement services. At September 30, 2003, approximately 1,800 employees were on assignment to more than 300 clients for periods ranging in duration from one day to several years.

         The Company was incorporated in New Jersey in 1967 as the successor to a business organized in 1965 and was reincorporated in Delaware on July 28, 1986.

Description of Services

         The Company supplies commercial (office and light industrial) workers to business and industry. The office workers are comprised of word processing, data entry, consumer service and other office service personnel. Light industrial workers may work in warehouse, packaging or light assembly environments. Recruitment and assignment of such personnel are conducted through eight offices in New Jersey and New York. The assignments last from one day to several months or longer. Assignments are sometimes made to fill vacancies in a client's work force caused by vacations, illnesses, terminations or reassignments of the client's full-time employees and, in other cases, to supplement the client's normal work force to meet peak work loads, handle special projects or provide special expertise. Often clients elect to staff a portion of their service requirements on a longer term basis with personnel employed and provided by the Company. The client is charged an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. The Company has a van transportation program to transport some of its commercial staffing workers to job sites. Employees who use this service, which is voluntary, pay a daily fee which partially offsets the cost of the program. During 2003, the number of office and light industrial workers on assignment per week averaged more than 1,000 and such services contributed approximately 28%, 30% and 32% of revenues in 2003, 2002 and 2001, respectively.

         The Company's technical employees include engineers, designers, draftsmen, information technology personnel, scientists, lab technicians and graphic designers, who are often furnished on a project basis. Recruitment and assignment of these personnel are conducted through four offices in New Jersey, Pennsylvania, Alabama and Massachusetts. A client that has an in-house engineering or other technical department, such as a laboratory, is able to supplement its permanent staff in a particular skill or for a specific project by utilizing personnel provided by the Company to implement the client's designs or program. Generally, several candidates are interviewed by the client before an assignment is made. The work is performed at the client's facility under the client's supervision. The Company is neither an independent consultant nor professionally liable. The client is charged at an hourly rate that comprises the direct labor rate of the personnel provided, associated costs (such as fringe benefits and payroll taxes) and a mark-up to cover the Company's overhead and profit. There are many technical personnel who choose to work on temporary assignments rather than hold permanent positions because of the opportunity to work on diverse projects and to choose times of employment. While they are not guaranteed steady employment, are not eligible for promotion and receive lesser fringe benefits than their full-time counterparts, such persons frequently are compensated at higher rates than full-time, permanent personnel with similar backgrounds and experience and have a greater opportunity for overtime compensation. During 2003, the number of technical workers on assignment per week averaged 400, and such services contributed approximately 41%, 35% and 33% of revenues in 2003, 2002 and 2001, respectively.

         The Company also provides skilled craft industrial plant and facility maintenance labor services personnel at oil refineries, utilities, chemical, pharmaceutical and industrial plants, and office buildings. These assignments often encompass responsibility for performance of discrete functions for customers on an ongoing basis. Recruitment and assignment of such personnel are done from offices in New Jersey, New York, and Illinois. The Company provides the services of stationary engineers, welders, electricians, millwrights, insulators, pipefitters and other tradesmen as well as the necessary supervisory personnel and certain materials and equipment. The Company may furnish a base crew of tradesmen that is assigned to the client's facility on a full-time basis that can be supplemented as needed to provide additional services requested by the client. The Company also undertakes specific projects, such as oil and chemical plant repairs, shutdowns, dismantling, and relocation and re-assembly of plant equipment. It also sends crews throughout the United States to install original equipment for manufacturers. The Company generally charges clients at hourly rates, which include a mark-up for overhead and profit, for the different classifications of tradesmen and supervisory personnel, and on a cost-plus basis for materials and equipment. During 2003, the average number of such skilled industrial service personnel on assignment per week to clients was approximately
200. Historically, a substantial percentage of industrial services contracts are renewed. Skilled industrial services contributed approximately 31%, 35% and 35% of revenues in fiscal 2003, 2002 and 2001, respectively.

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

         The Company markets its services primarily through sales calls by its own sales personnel and through direct mail solicitation, participation in trade exhibitions and advertising. In 2003 and 2002, one customer accounted for approximately 14% and 10% of revenues, respectively; no customer accounted for more than 10% of revenues in 2001.

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

Competition

         The Company faces intense competition from a large number of local and regional firms as well as national personnel outsourcing firms. The Company competes with these firms for potential employees as well as for clients. Some of the regional firms and all of the national firms with which it competes are substantially larger and possess substantially greater operating, financial and personnel resources than the Company. The Company competes primarily on the basis of price, quality and reliability of service.

Employees

         At September 30, 2003, the Company employed approximately 170 full and part-time employees in its headquarters and branch offices other than those on assignment to clients and had approximately 1,800 persons on assignment. The Company is a party to collective bargaining agreements covering approximately 140 employees engaged in skilled craft industrial and facility maintenance work. The Company considers its relationships with its employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company leases most of its facilities. The Company's corporate headquarters are located in Edison, New Jersey and comprise approximately 8,000 square feet. The Company owns that building as well as a building adjacent to its corporate headquarters which serves as operational headquarters for one of the Company's divisions and a building in Gibbstown, New Jersey housing an industrial services unit. Thirteen additional facilities, comprising approximately 31,000 square feet of space, are leased at rentals and under terms and conditions prevailing in the various locations. The Company's facilities are appropriate and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the opinion of management, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

Executive Officers of the Company

         The names, ages and positions of all of the executive officers of the Company as of December 19, 2003 are listed below along with their business experience during the past five years. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected. Emanuel N. Logothetis and John Logothetis are second cousins.

         Emanuel N. Logothetis, age 73, founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988. In February 1999, he relinquished the Presidency but continues as Chairman of the Board and Chief Executive Officer.

         John G. Wellman, Jr., age 55, was elected President and Chief Operating Officer in February 1999. He was elected Executive Vice President and Chief Operating Officer on May 6, 1998. He was appointed to the same positions when he joined the Company in March 1998. Prior to that, he was Executive Vice President of Oxford and Associates, Inc., a technical staffing firm, from 1986 through February 1998.

         Bernard G. Clarkin, age 54, was elected Vice President in February 1994 and Chief Financial Officer, Treasurer, and Secretary in February 1990. He was Controller, Treasurer and Secretary of the Company from February 1989 until February 1990.

         John Logothetis, age 50, was elected a Vice President on July 1, 1986. He had been General Manager of the Facilities Maintenance Operation since June 1984 and prior thereto had been Manager of Supplemental Services since joining the Company in December 1976.

         Stephen Demanovich, age 49, was elected a Vice President in May 1997. He had been General Manager of Joule Technical Staffing since March 1995 and prior thereto had been Recruiting Manager since joining the Company in February 1989.

         Joseph Vendetti, age 56, was elected a Vice President in August 2000. He had been a General Manager of Joule Technical Services since 1994. Prior to that he was Regional Director for Joule Technical Services since joining the Company in 1990.

         John Porch, age 51, was elected Vice President in August 2000. He had been a General Manager of Joule Industrial Contractors since 1996. Mr. Porch has been employed by Joule since 1980 holding a series of increasingly more responsible positions.

         Judith Bryant, age 48, was appointed Vice President in October 2000 when she joined the Company to head its Commercial Staffing business unit. Prior to that she worked for Office Specialists, currently a part of Randstad North America (a large staffing company), as a Market Manager. She joined Office Specialists in 1994.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the American Stock Exchange under the symbol JOL. The high and low sales prices for the Common Stock as reported by the American Stock Exchange were as follows:

                                   High          Low
----------------------------------------------------
Calendar 2001
     Fourth Quarter               $3.20        $ .70
----------------------------------------------------

Calendar 2002
     First Quarter                 3.19         1.45
     Second Quarter                1.90         1.10
     Third Quarter                 1.53         1.00
     Fourth Quarter                1.15         0.65
----------------------------------------------------

Calendar 2003
     First Quarter                 1.25         0.86
     Second Quarter                1.20         0.85
     Third Quarter                 1.60         1.37
     Fourth Quarter
       (through December 31)       1.55         1.37
----------------------------------------------------

         As of December 24, 2003, there were approximately 200 holders of record of the Company's Common Stock. No cash dividends have been declared on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      Years Ended September 30,
                                                                                      -------------------------
                                                                         2003        2002        2001       2000       1999
                                                                       --------    --------    --------   --------   --------
                                                                                (In thousands, except per share data)

Revenues ...........................................................   $ 68,717    $ 72,796    $ 78,654   $ 76,504   $ 68,153
Net (Loss) Income ..................................................       (264)       (162)        622        845        720
Net (Loss) Income Per Basic and Diluted Share ......................      (0.07)      (0.04)       0.17       0.23       0.20
Total Assets (at end of fiscal year) ...............................     15,297      16,499      18,331     16,352     18,376
Non-Current Capital Lease Obligations (at end of fiscal year) ......         85         184         207         --         --
                                                                       --------    --------    --------   --------   --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

         During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2003, the Company believes the following accounting policies to be critical:

         Revenue Recognition - The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft, industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. In addition, the Company recognizes revenues under fixed priced contracts and permanent placement services. Revenues are recorded when services are rendered.

         Long-Lived Assets - The Company reviews amortizable long-lived assets for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recovered. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, goodwill is not amortized but is tested at the segment level at least annually for impairment. If impairment is indicated, the impairment is measured as the difference between the carrying value and the fair value of the asset.

         The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting unit by applying third-party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating an average of the three extended market values. Estimating the fair value of the reporting unit requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT and EBITDA, all of which are impacted by economic conditions related to the industry in which the Company operates, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

         Stock Options - At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in this Form 10-K for the fiscal year ended September 30, 2003.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Company's stock options. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. No options have been granted with an exercise price less than the fair market value of the Company's common stock at the date of grant. Had the Company elected to account for its stock options using SFAS No. 123, compensation expense would have been recognized on options granted based on their fair value. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense disclosed. The proforma effect on net (loss) income and related per share amounts of applying SFAS No. 123 for each of the fiscal years ended September 30, 2003, 2002 and 2001 is described in Note 2 to the Company's consolidated financial statements.

         Management Estimates - Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and other operating allowances and accruals.

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $14,000, $16,000, and $14,000, for the fiscal year 2003, 2002, and 2001, respectively. In fiscal 2003 and 2002, the Company provided temporary office services to Symphony Suites, a company owned by Nick M. Logothetis, a director and significant shareholder. Billing rates are comparable to those used for other customers; amounts charged during fiscal 2003 and 2002 were $413,000 and $424,000, respectively; $85,000 and $36,000 was outstanding at September 30, 2003 and 2002, respectively. The highest amount outstanding during fiscal 2003 was $94,000. The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.

         The Company rented a facility from E.N. Logothetis, a significant stockholder for approximately $16,000, $16,000, and $15,000 for each of the years ended September 30, 2003, 2002 and 2001, respectively. The Company's rental agreement with the stockholder is on a month-to-month basis.


Results of Operations

         The following table sets forth the percentage relationship of certain items in the Company's consolidated statements of operations:

                                                             Years Ended September 30,
                                                           ----------------------------
                                                            2003       2002       2001
                                                           ======     ======     ======
Revenues ...............................................    100.0%     100.0%     100.0%
Costs, expenses and other
    Cost of services ...................................     81.2       80.7       80.2
    Selling, general & administrative expenses .........     19.2       19.4       18.2
    Interest expense, net ..............................      0.2        0.2        0.3
(Loss) income before income taxes ......................     (0.6)      (0.4)       1.3
Income tax (benefit) provision .........................     (0.2)      (0.1)       0.5
Net (loss) income ......................................     (0.4)      (0.2)       0.8
                                                           ======     ======     ======

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft, industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. Revenue decreased 6% to $68.7 million in fiscal 2003 from $72.8 million in fiscal 2002, which revenue decreased 7% from the 2001 level of $78.7 million. Technical staffing revenue increased 9% to $28.0 million in 2003 compared to $25.8 million in 2002, which was slightly higher than revenue of $25.7 million in 2001. These increases related primarily to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients as well as the acquisition in fiscal 2003 of a staffing firm which places marketing and creative personnel. Commercial staffing revenue decreased 11% to $19.2 million compared to $21.5 million in 2002 and decreased 15% during 2002 below 2001 revenue of $25.3 million. Industrial staffing revenue amounted to $21.5 million, a 16% decrease below 2002 revenue of $25.5 million, while 2002 revenue represents an 8% decrease from 2001 revenue of $27.6 million. These declines were due to the uneven recovery of the economy which negatively impacted demand for the Company's Commercial light industrial and Industrial personnel. Demand for these services was uneven throughout fiscal 2002 and continued to demonstrate weakness in fiscal 2003, although the Commercial staffing group saw some improvement in the latter part of fiscal 2003.

         Cost of services were 81.2%, 80.7%, and 80.2% of revenues in fiscal years 2003, 2002, and 2001, respectively. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites.

         Selling, general and administrative expenses amounted to $13.2 million in 2003, $14.2 million in 2002, and $14.3 million in 2001. Such expenses were 19.2%, 19.4%, and 18.2% of revenues in 2003, 2002, and 2001, respectively.
Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent, and other costs related to maintaining the Company's branch offices. In 2003 and 2002, selling, general and administrative expenses increased as a percentage of revenue compared to 2001 principally as a result of lower revenue in these years. The Company has reduced selling, general and administrative expenses in 2003 through a decrease in staff payroll and related expenses, some branch closures, a reduction in the provision for losses on accounts receivable due to improved credit and collections results and an overall decrease in other costs related to the Company's branch offices. The Company continues to monitor these expenses and expects that such cost controls will further benefit future periods. In addition, the Company stopped amortizing its goodwill beginning in fiscal year 2002 in accordance with SFAS No. 142.

         Interest expense decreased to $128,000 in 2003 from $160,000 in 2002 and $357,000 in 2001 reflecting a decrease in average borrowings along with decreases in interest rates. Interest income of $6,000 in 2002 and $85,000 in 2001 related to a note receivable which was paid in full in 2002.

         After giving effect to the utilization of certain tax credits, the effective tax rate benefit was 37% for 2003 and 2002; for 2001 the effective tax rate was 37%. As a result of the above, the net loss was $264,000 or $0.07 per basic and diluted share in 2003 compared with a net loss of $162,000 or $0.04 per basic and diluted share in 2002. In 2001 net income was $622,000 or $0.17 per basic and diluted share.

Liquidity and Capital Resources

         Current assets at September 30, 2003 were $9,937,000 compared to $10,888,000 at September 30, 2002 and current liabilities at September 30, 2003 were $6,374,000 compared to $7,303,000 as of September 30, 2002. The decrease in current assets principally relates to a decrease in accounts receivable of $1.0 million due to a decrease in days sales outstanding, the result of a continuing emphasis on credit and collections, as well as a decrease in revenue in the fourth quarter of 2003 compared to the 2002 fourth quarter. An increase in prepaid expenses and other current assets of $56,000, principally related to prepayment of income taxes. Other assets increased $288,000, principally due to increases in the contributions to the deferred compensation plan, deferred loan costs related to a new loan and deferred tax assets. The decrease in current liabilities principally resulted from a $830,000 decrease in loans payable, reflective of the lower accounts receivable noted above, a $331,000 increase in accrued payroll and related taxes which was due to an extra day's accrued payroll at September 30, 2003 compared to the prior year end and a $430,000 decrease in accounts payable and accrued expenses principally related to normal accounts payable fluctuations and a lower sales level for September 2003 compared to September 2002. The increase in deferred compensation of $88,000 principally represents fiscal 2003 participant contributions to that plan.

         The Company's capital expenditures are relatively modest due to the nature of its business. Included in the Company's expenditures for fiscal 2003 were $135,000 for machinery and equipment and $101,000 for computers and software. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. In August 2003, the Company signed a three year loan agreement in the form of a line of credit of $7,500,000 that bears interest at LIBOR plus two and three-quarter percent with a prime rate plus one-half percent option. The Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its worker compensation insurance carrier as a part of its insurance renewal in 2003. Borrowings are collateralized principally by accounts receivable. Under the terms of the loan agreement, the Company is prohibited from making any dividend distributions. The loan agreement also contains a provision that limits the amount of capital expenditures that the Company may make in any calendar year to $600,000. Total capital expenditures in fiscal 2003 were $353,000. The terms of the loan agreement also include certain financial covenants including fixed charge coverage ratio, minimum net income and maximum leverage ratio. The Company is in compliance with the financial covenants at September 30, 2003. In addition to the letter of credit, $3,150,000 was outstanding under this line as of September 30, 2003. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

         The following is a table that presents the Company's contractual obligations and commercial commitments as of September 30, 2003:

                                                                     Payments Due by Fiscal Year
                                                          -------------------------------------------------
                                                                                                  2006 and
                                                             Total        2004         2005      Thereafter
                                                          ----------   ----------   ----------   ----------

Loan payable to bank ..................................   $3,150,000   $3,150,000   $       --   $       --
Capital lease obligations including interest ..........      206,000      121,000       67,000       18,000
Operating leases ......................................      526,000      368,000      156,000        2,000
                                                          ----------   ----------   ----------   ----------
Total contractual cash obligations ....................    3,882,000    3,639,000      223,000       20,000
                                                          ==========   ==========   ==========   ==========

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. The fair value of the loans payable to bank as of September 30, 2003 approximates its carrying value. There has been no change with respect to the Company's interest rate exposures or its approach toward those exposures. The Company believes that effects of changes in interest rates are limited and would not have a material impact on the Company's financial position or results of operations. Further, the Company does not expect its interest rate exposures on its borrowings to change significantly in the near term.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report
                          ----------------------------


The Stockholders and Board of Directors
Joule Inc.:

We have audited the accompanying consolidated balance sheets of Joule Inc. and subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the two year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, cash flows and changes in stockholders' equity for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 2 to the consolidated financial statements, in their report dated November 9, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joule Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. As discussed above, the 2001 consolidated financial statements of Joule Inc. and subsidiaries were audited by other auditors who have ceased operations.

As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of October 1, 2001. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Joule Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Short Hills, New Jersey
December 5, 2003, except as to Note 14,
which is as of December 22, 2003

                                 Joule Inc. And Subsidiaries
                                 Consolidated Balance Sheets
                                 ---------------------------


                                                                         September 30,
                                                                  ---------------------------
                                                                      2003           2002
                                                                  ------------   ------------
ASSETS
CURRENT ASSETS:
     Cash                                                         $    177,000   $    174,000
     Accounts receivable, less allowance for doubtful
          accounts of $393,000 in 2003 and $503,000 in
          2002                                                       7,940,000      8,954,000
     Prepaid insurance                                               1,214,000      1,210,000
     Prepaid expenses and other current assets                         606,000        550,000
                                                                  ------------   ------------
                    Total Current Assets                             9,937,000     10,888,000

PROPERTY AND EQUIPMENT, NET                                          3,675,000      4,269,000
GOODWILL                                                             1,184,000      1,129,000
OTHER ASSETS                                                           501,000        213,000
                                                                  ------------   ------------
                    Total Assets                                  $ 15,297,000   $ 16,499,000
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Loans payable to bank                                        $  3,150,000   $  3,980,000
     Accounts payable and accrued expenses                           1,289,000      1,719,000
     Accrued payroll and related taxes                               1,935,000      1,604,000
                                                                  ------------   ------------
                    Total Current Liabilities                        6,374,000      7,303,000
                                                                  ------------   ------------

CAPITAL LEASE OBLIGATIONS                                               85,000        184,000
DEFERRED COMPENSATION                                                  162,000         74,000
                                                                  ------------   ------------
                    Total Liabilities                                6,621,000      7,561,000
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value:
          Authorized 500,000 shares, none outstanding                       --             --
     Common stock, $.01 par value:
          Authorized 10,000,000 shares; issued 3,828,000
          shares in 2003 and 3,826,000 shares in 2002                   38,000         38,000
     Additional paid-in capital                                      3,674,000      3,672,000
     Retained earnings                                               5,346,000      5,610,000
                                                                  ------------   ------------
                                                                     9,058,000      9,320,000
     LESS: Cost of 144,000 shares of
          common stock held in treasury                                382,000        382,000
                                                                  ------------   ------------
                    Total Stockholders' Equity                       8,676,000      8,938,000
                                                                  ------------   ------------
                       Total Liabilities & Stockholders' Equity   $ 15,297,000   $ 16,499,000
                                                                  ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   Joule Inc. and Subsidiaries
                              Consolidated Statements of Operations
                              -------------------------------------


                                                             Years Ended September 30,
                                                             -------------------------

                                                        2003            2002            2001
                                                    ------------    ------------    ------------
REVENUES                                            $ 68,717,000    $ 72,796,000    $ 78,654,000

COSTS, EXPENSES, AND OTHER:
     Cost of services                                 55,816,000      58,750,000      63,059,000
     Selling, general and administrative expenses     13,189,000      14,151,000      14,332,000
     Interest expense                                    128,000         160,000         357,000
     Interest income                                          --          (6,000)        (85,000)
                                                    ------------    ------------    ------------
(Loss) income before income taxes                       (416,000)       (259,000)        991,000
Income tax (benefit) provision                          (152,000)        (97,000)        369,000
                                                    ------------    ------------    ------------
Net (loss) income                                   $   (264,000)   $   (162,000)   $    622,000
                                                    ============    ============    ============

Basic and diluted (loss) earnings per share         $      (0.07)   $      (0.04)   $       0.17
                                                    ============    ============    ============

Weighted average common shares outstanding:
Basic                                                  3,684,000       3,682,000       3,682,000
Diluted                                                3,684,000       3,682,000       3,682,000
                                                    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           Joule Inc. and Subsidiaries
                                      Consolidated Statements of Cash Flows
                                      -------------------------------------


                                                                              Years Ended September 30,
                                                                    --------------------------------------------
                                                                        2003            2002            2001
                                                                    ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                $   (264,000)   $   (162,000)   $    622,000
   Adjustments to reconcile net (loss) income to net
      cash flows provided by operating activities:
      Depreciation and amortization                                      902,000         935,000         883,000
      Writeoffs of property and equipment                                 34,000              --              --
      Gain on sale of property and equipment                              (7,000)             --              --

Changes in operating assets and liabilities:
        Accounts receivable                                            1,014,000       2,170,000      (1,375,000)
        Prepaid expenses and other assets                               (246,000)       (669,000)         47,000
        Accounts payable and accrued expenses                           (430,000)       (241,000)        430,000
        Accrued payroll and related taxes                                331,000        (236,000)        255,000
        Deferred compensation                                             88,000          74,000              --
                                                                    ------------    ------------    ------------
        Net cash flows provided by operating activities                1,422,000       1,871,000         862,000
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property and equipment                            (353,000)       (498,000)     (1,118,000)
      Purchases of marketable securities
        for deferred compensation plan                                  (103,000)        (87,000)             --
      Disposal of property and equipment                                  45,000              --              --
      Payments for business acquired, net of cash received               (63,000)             --              --
                                                                    ------------    ------------    ------------
        Net cash flows used in investing activities                     (474,000)       (585,000)     (1,118,000)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) increase in loans payable to bank, net                 (830,000)     (1,270,000)        270,000
      Repayment of obligations under capital leases                     (115,000)        (93,000)             --
                                                                    ------------    ------------    ------------
        Net cash flows (used in) provided by financing activities       (945,000)     (1,363,000)        270,000
                                                                    ------------    ------------    ------------
NET CHANGE IN CASH                                                         3,000         (77,000)         14,000
CASH, BEGINNING OF PERIOD                                                174,000         251,000         237,000
                                                                    ------------    ------------    ------------
CASH, END OF PERIOD                                                 $    177,000    $    174,000    $    251,000
                                                                    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                                                 $    128,000    $    173,000    $    376,000
                                                                    ============    ============    ============
      Income taxes paid                                             $     95,000    $    102,000    $    632,000
                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:
      Capitalized vehicle leases                                    $     16,000    $     94,000    $    291,000
                                                                    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                   Joule Inc. and Subsidiaries
                                   Consolidated Statements of Changes in Stockholders' Equity
                                   ----------------------------------------------------------


                                                      For the Three-Year Period Ended September 30, 2003
                               -------------------------------------------------------------------------------------------------
                                Preferred     Shares of      Common       Additional     Retained       Treasury        Total
                                  Stock        Common         Stock        Paid-in       Earnings        Stock      Stockholders'
                                                Stock                      Capital                                      Equity
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances, September 30, 2000            --     3,820,000   $    38,000   $ 3,669,000   $ 5,150,000    $  (382,000)   $ 8,475,000
   Net income                           --            --            --            --       622,000             --        622,000
   Stock Awards                         --         6,000            --         3,000            --             --          3,000
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances, September 30, 2001            --     3,826,000        38,000     3,672,000     5,772,000       (382,000)     9,100,000
   Net loss                             --            --            --            --      (162,000)            --       (162,000)
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances, September 30, 2002            --     3,826,000        38,000     3,672,000     5,610,000       (382,000)     8,938,000
   Net loss                             --            --            --            --      (264,000)            --       (264,000)
   Stock Awards                         --         2,000            --         2,000            --             --          2,000
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances, September 30, 2003            --     3,828,000   $    38,000   $ 3,674,000   $ 5,346,000    $  (382,000)   $ 8,676,000
                               ===========   ===========   ===========   ===========   ===========    ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes To Consolidated Financial Statements


Note 1 - Description of Business:

         Joule Inc. ("Joule" or "the Company") is engaged in the business of personnel outsourcing. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft, industrial plant and facility maintenance) labor. In the fiscal years ended September 30, 2003 and 2002, one customer accounted for approximately 14% and 10% of revenues, respectively. No customer accounted for more than 10% of revenues in fiscal 2001.

Note 2 - Summary of Significant Accounting Policies:

         Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

         Use of Estimates - The preparation of accrual basis financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the more significant estimates made by management include the allowance for doubtful accounts and other operating allowances and accruals. Included in accrued expenses as of September 30, 2003 and 2002 are amounts for accrued vacation of $364,000 and $368,000, respectively.

         Property and Equipment - Property and equipment are stated at cost. Leased assets meeting the criteria for capitalization are included in property and equipment. Depreciation has been provided primarily by the straight-line method, at rates based upon estimated useful lives of 3 to 5 years for automotive equipment and 5 to 10 years for machinery, equipment, furniture and fixtures. Improvements to leasehold property are amortized on the straight-line method over the remaining lease term or the useful lives of related property, whichever is shorter. Buildings are depreciated over 30 years.

         Revenue Recognition - The Company's revenues are derived from providing staffing services to its customers. Substantially all revenue is billed on a direct cost plus markup basis. In addition, the Company recognizes revenues under fixed priced contracts and permanent placement services. Revenues are recorded when services are rendered.

         Income Taxes - The Company accounts for income taxes using the asset and liability method which results in the determination of deferred taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates currently in effect. A valuation allowance is to be provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         Earnings Per Share - The Company presents basic earnings per share
(EPS) and diluted EPS. Basic EPS is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

         Diluted EPS is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Diluted shares outstanding for 2001 are equal to basic shares as outstanding exercisable stock options have exercise prices greater than the fair value of the Company's common stock during those years. Diluted shares outstanding for 2003 and 2002 are equal to basic shares as outstanding exercisable stock options are anti-dilutive as a result of the net losses in such fiscal years.

         Stock Options - At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee and director compensation cost is reflected in net (loss) income as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant.

         In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 28, "Interim Financial Reporting". SFAS No. 148 amends the disclosure provisions for SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effects on reported net income and earnings per share. In addition, this statement amends APB Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopted SFAS No. 148 effective January 1, 2003 and reports the following information concerning its stock-based compensation plan for the years ended September 30, 2003, 2002 and 2001.

                                                    Years Ended
                                                   September 30,
                                          2003          2002          2001
                                       ----------    ----------    ----------
Net (loss) income as reported ......   $ (264,000)   $ (162,000)   $  622,000
Add: Amount charged to expense
 under intrinsic method ............           --            --            --
Deduct: Total stock-based
 employee compensation expense
 determined under fair value
 based method for all awards,
 net of related tax effects ........      (26,000)      (93,000)       53,000
                                       ----------    ----------    ----------

Pro forma net (loss) income ........   $ (290,000)   $ (255,000)   $  569,000
                                       ==========    ==========    ==========

(Loss) income per share:
 Basic - as reported ...............   $    (0.07)   $    (0.04)   $     0.17
                                       ==========    ==========    ==========
 Basic - pro forma .................   $    (0.08)   $    (0.07)   $     0.15
                                       ==========    ==========    ==========

 Diluted - as reported .............   $    (0.07)   $    (0.04)   $     0.17
                                       ==========    ==========    ==========
 Diluted - pro forma ...............   $    (0.08)   $    (0.07)   $     0.15
                                       ==========    ==========    ==========


         The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair values of options granted in 2003 is $0.71; 2002 is $0.69; in 2001 is $1.16; based upon the following weighted average assumptions: expected volatility (48% in 2003, 104% in 2002, and 62% in 2001), risk-free interest rate (2% in 2003, 2002 and
2001), expected life (5 years in 2003, 2002 and 2001), and expected dividend yield (0% in 2003, 2002 and 2001).

         Long-Lived Assets - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The Company adopted SFAS No. 143 effective October 1, 2002 and it had no effect on the consolidated financial statements.

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

         The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors the Company considers important which could trigger an impairment review include:

         o Significant under-performance relative to expected historical performance or projected future operating results;

         o Significant changes in the manner or use of the assets or the strategy of the Company's overall business; and

         o Significant adverse changes in the business climate in which the Company operates.

         If the Company identifies the existence of one or more of the above indicators, the Company would determine if the asset is impaired by comparing its net undiscounted cash flows to its carrying value. If the expected future net undiscounted cash flows are less than the carrying value of the asset, the Company would record an impairment loss based on the difference between the asset's estimated fair value and its carrying value.

         Goodwill - During 1999, the Company acquired Ideal Technical Services ("Ideal") for $1,374,000, which was accounted for under the purchase method. In connection with this acquisition, the Company recorded $1,269,000 of goodwill, allocated to the Technical segment. Goodwill had been amortized over a period of twenty years through September 30, 2001. Amortization of goodwill amounted to $72,000 in 2001, which is included in selling, general and administrative expenses.

         On January 27, 2003, the Company acquired Wennik & Motta in an asset purchase business combination. The acquisition cost was immaterial to the Company; the Company is obligated to pay contingent consideration over one year based on earnings of Wennik & Motta which may range up to approximately $60,000 of which $23,000 has been earned through September 30, 2003. Wennik & Motta is a staffing firm in Boston, Massachusetts, which places marketing and creative personnel with its clients. Goodwill of $55,000 has been allocated to the Technical segment.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but tested for impairment annually. SFAS No. 142 also requires the amortization of identifiable intangible assets with finite lives, although the statement no longer limits the amortization period to 40 years. Identifiable intangible assets that are subject to amortization are to be tested for impairment in accordance with SFAS No. 144. As of September 30, 2001, the Company had $1,129,000 of net goodwill and no acquired intangible assets. In accordance with SFAS No. 142, goodwill is to be tested for impairment at a level of reporting referred to as a "reporting unit".

         The annual goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. The Company estimates the fair value of its reporting unit by applying third-party market value indicators to the reporting unit's projected revenues, earnings before net interest and taxes (EBIT), and earnings before net interest, taxes, depreciation and amortization (EBITDA), and calculating an average of the three extended market values. Estimating the fair value of the reporting unit requires significant estimates and assumptions by management, as the calculation is dependent on estimates for future revenues, EBIT and EBITDA, all of which are impacted by economic conditions related to the industry in which the Company operates, as well as conditions in the U.S. capital markets. A decline in the estimated fair value of a reporting unit could result in an impairment charge to goodwill, which could have a material adverse effect on our business, financial condition and results of operations.

         The Company elected to early-adopt the provisions of SFAS No. 142 as of October 1, 2001 and identified its reporting units to be its operating segments (see Note 9 below). The carrying value of each reporting unit was determined by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of October 1, 2001. In connection with the adoption of SFAS No. 142, the Company completed the transitional goodwill impairment assessment with no adjustment to the carrying value of goodwill as of October 1, 2001. The annual impairment test is performed after completion of the Company's annual financial operating plan, which occurs in the fourth quarter of its fiscal year. The Company completed the annual impairment test with no adjustment to the carrying value of goodwill as of September 30, 2003 and 2002

         Had the Company adopted the standards of SFAS No. 142, as of October 1, 2000, net income and basic and diluted earnings per share would have been $665,000 and $0.18, respectively, after adding back $72,000 of goodwill amortization net of related tax effect for the year ended September 30, 2001.

         Exit or Disposal Activities - In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires the Company to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 effective January 1, 2003 and it had no effect on the consolidated financial statements.

         Investments in Securities - The investment assets of the Deferred Compensation Plan (see Note 10 below) are classified as trading securities and as such all realized and unrealized gains and losses are included in the determination of net (loss) income.

Note 3 - Property and Equipment:

         Property and equipment consists of:

                                                            September 30,
                                                     ---------------------------
                                                        2003             2002
                                                     ----------       ----------
Land                                                 $  671,000       $  671,000
Buildings and buildings/leasehold
   improvements                                       2,384,000        2,434,000
Computer equipment and software                       1,646,000        1,551,000
Automotive vehicles                                   1,160,000        1,470,000
Furniture and equipment                                 844,000          667,000
                                                     ----------       ----------
                                                      6,705,000        6,793,000
Less: Accumulated depreciation
   and amortization                                   3,030,000        2,524,000
                                                     ----------       ----------
                                                     $3,675,000       $4,269,000
                                                     ==========       ==========


Note 4 - Loans Payable To Bank:

         On August 22, 2003 the Company signed a three year loan agreement with Fleet Capital in the form of a line of credit of $7,500,000 that bears interest at LIBOR plus two and three-quarter percent with a prime rate plus one-half percent option. Previously, the Company had an annual line of credit of $9,000,000 that bore interest at LIBOR plus one and one-half percent with a prime rate less one-half percent option. The average interest rate at September 30, 2003 and 2002 was 3.9% and 3.38%, respectively. An unused line of credit fee of 0.375% per annum is payable on the average monthly amount by which the $7,500,000 exceeds the sum of the outstanding principal balance of the line of credit plus the letter of credit amount. The loan agreement provides for a maximum revolving credit facility of $7,500,000 (not to exceed 85% of the Company's "Eligible Receivables" as such term is defined in the loan agreement, less any outstanding letter of credits). The Company classifies all outstanding amounts as current liabilities in accordance with Emerging Issues Task Force
(EITF) No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement". The Company used its bank line of credit to obtain a $1,000,000 letter of credit in March 2003 in favor of its worker compensation insurance carrier as a part of its insurance renewal. At September 30, 2003 and 2002, $3,350,000 and $5,020,000, respectively, of the lines of credit were unused and available. Borrowings are collateralized principally by accounts receivable. Under the terms of the loan agreement, the Company is prohibited from making any dividend distributions. The loan agreement also contains a provision that limits the amount of capital expenditures that the Company may make in any calendar year to $600,000. Total capital expenditures in fiscal 2003 were $353,000. The terms of the loan agreement also includes certain financial covenants including fixed charge coverage ratio, minimum net income and maximum leverage ratio. The Company is in compliance with all financial covenants at September 30, 2003.

Note 5 - Stock Option Plans:

         The Company adopted a new stock option plan in 2001. The Company's 2001 Stock Option Plan provides for the grant of non-qualified or incentive stock options covering up to an aggregate of 500,000 shares of common stock to directors, officers, and other employees of the Company. The option exercise price cannot be less than the fair value of the Company's common stock at the date the options are granted. At September 30, 2003, there were 25,000 and 176,000 stock options outstanding under the 2001 and 1991 Stock Option Plans, respectively, at prices ranging from $0.88 to $5.38, of which 25,000 and 156,000 options are exercisable, respectively. The weighted average fair values of options granted in 2003 is $0.71; 2002 is $0.69; in 2001 is $1.16. The weighted average exercise price of outstanding stock options was $3.64 as of September 30, 2003. No new options will be granted under the 1991 plan. In 2003, options for 12,500 shares were granted under the 2001 plan at an exercise price of $0.92 per share. In 2002, options for 12,500 shares were granted under the 2001 plan at an exercise price of $0.88 per share. In 2001, options for 11,000 shares were granted under the 1991 plan at an exercise price of $2.00 per share and options for 5,000 shares expired.

         The following is a summary of the activity in the Company's Stock Option Plans which include the 1991 Stock Option Plan and the 2001 Stock Option
Plan:

                                                                   Weighted                          Weighted
                                                                    Average          Options          Average
                                                                   Exercise        Exercisable      Grant-Date
                                                   Options           Price       At End of Year     Fair-Value
                                               --------------   --------------   --------------   --------------

Outstanding at September 30, 2000                  170,000           $4.10           55,000
Granted at exercise prices which equaled
  the fair market value on the date of grant        11,000                                             $1.16
Exercised                                               --
Cancelled                                           (5,000)
                                                 ---------

Outstanding at September 30, 2001                  176,000           $4.03           96,000
Granted at exercise prices which equaled
  the fair market value on the date of grant        12,500                                             $0.69
Exercised                                               --
Cancelled                                               --
                                                 ---------

Outstanding at September 30, 2002                  188,500           $3.83          138,000
Granted at exercise prices which equaled
  the fair market value on the date of grant        12,500                                             $0.71
Exercised                                               --
Cancelled                                               --
                                                 ---------

Outstanding at September 30, 2003                  201,000           $3.64          181,000
                                                 =========

         As of September 30, 2003, the Stock Options Plans had options outstanding and exercisable by price range as follows:


                            Weighted
                             Average      Weighted                   Weighted
                            Remaining      Average                    Average
Exercise      Options      Contractual    Exercise      Options      Exercise
 Prices     Outstanding       Life          Price     Exercisable      Price
 ------     -----------       ----          -----     -----------      -----

$5.38         100,000         4.46          $5.38       100,000        $5.38
$4.00          10,000         4.75           4.00        10,000         4.00
$2.00          66,000         6.47           2.00        46,000         2.00
$0.88          12,500         8.00           0.88        12,500         0.88
$0.92          12,500         9.00           0.92        12,500         0.92
            ---------                                 ---------
              201,000         5.63           3.64       181,000         3.83
            =========                                 =========

Note 6 - Income Taxes:

         The (benefit) provision for income taxes is comprised of the following:

                     Years Ended September 30,
              --------------------------------------
                 2003          2002          2001
              ----------    ----------    ----------
Current:
   Federal    $ (116,000)   $  (58,000)   $  374,000
   State          35,000        26,000        48,000
              ----------    ----------    ----------
                 (81,000)      (32,000)      422,000
              ----------    ----------    ----------
Deferred:
   Federal        (2,000)      (19,000)      (46,000)
   State         (69,000)      (46,000)       (7,000)
              ----------    ----------    ----------
                 (71,000)      (65,000)      (53,000)
              ----------    ----------    ----------

      Total   $ (152,000)   $  (97,000)   $  369,000
              ==========    ==========    ==========

         The (benefit) provision for income taxes varied from the income tax computed at the U.S. Federal statutory rates of 34% in fiscal 2003, 2002 and 2001 for the following reasons:

                                     Years Ended September 30,
                              --------------------------------------
                                 2003          2002          2001
                              ----------    ----------    ----------
Expected Federal income
tax (benefit) expense         $ (142,000)   $  (88,000)   $  337,000
State income taxes               (23,000)      (13,000)       27,000
Tax credits                      (35,000)      (17,000)      (19,000)
Nondeductible costs of
  going private transaction       20,000            --            --
Other items                       28,000        21,000        24,000
                              ----------    ----------    ----------

                      Total   $ (152,000)   $  (97,000)   $  369,000
                              ==========    ==========    ==========

         At September 30, 2003 and 2002, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

                                      September 30,
                                 -----------------------
                                    2003         2002
                                 ----------   ----------
Deferred tax assets:
   Bad debt allowance            $  157,000   $  201,000
   Accrued vacation                 127,000      125,000
   Deferred compensation             66,000       27,000
   Depreciation & amortization        1,000       13,000
   Federal tax credits               35,000           --
   Accrued expenses                  20,000       20,000
   Charitable contributions           4,000           --
   State NOL carryforwards           71,000       24,000
                                 ----------   ----------
Deferred tax assets              $  481,000   $  410,000
                                 ==========   ==========

         The deferred tax assets are included in prepaid expense and other current assets and other assets in the consolidated balance sheets. At September 30, 2003, the Company has state net operating loss carryforwards of approximately $1,200,000 that will expire beginning in the year 2009. Federal tax credits of $35,000 expire in 2008.

         Based upon the level of historical taxable income and projections for future taxable income over the period in which the Company's deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Note 7 - Commitments and Contingencies:

         The Company's facilities are leased under noncancellable terms expiring through 2006. Rent expense was $480,000, $545,000, and $541,000 for the years ended September 30, 2003, 2002 and 2001, respectively. The Company also leases certain automobiles under capital lease arrangements.

         Aggregate rentals for the remaining lease terms at September 30, 2003 are as follows:

                                       Capital     Operating
Year Ending September 30,              Leases       Leases
------------------------              ---------    ---------
2004 ..............................   $ 121,000    $ 368,000
2005 ..............................      67,000      156,000
2006 ..............................      18,000        2,000
                                      ---------    ---------
....................................     206,000    $ 526,000
                                                   =========
Amount representing interest             (9,000)
                                      ---------
Capital lease obligations               197,000
Obligations due within one year         112,000
                                      ---------
Long-term lease obligations           $  85,000
                                      =========

Note 8 - Transactions with Major Stockholders and Affiliates:

         The Company rented a facility from E.N. Logothetis, a significant stockholder for approximately $16,000, $16,000, and $15,000 for each of the years ended September 30, 2003, 2002 and 2001, respectively. The Company's rental agreement with the stockholder is on a month-to-month basis.

         The Company paid certain major stockholders Board of Director's fees of approximately $14,000, $16,000, and $14,000, for the fiscal year 2003, 2002, and 2001, respectively. In fiscal 2003 and 2002, the Company provided temporary office services to Symphony Suites, a company owned by Nick M. Logothetis, a director and significant shareholder. Billing rates are comparable to those used for other customers; amounts charged during fiscal 2003 and 2002 were $413,000 and $424,000, respectively; $85,000 and $36,000 was outstanding at September 30, 2003 and 2002, respectively. The highest amount outstanding during fiscal 2003 was $94,000. The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.

Note 9 - Segment Disclosures:

         The Company has determined its reportable segments based on the Company's method for making operating decisions, assessing performance and reporting internally. The Company's reportable segments are: (1) Commercial Staffing, (2) Technical Staffing and (3) Industrial Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                               2003         2002         2001
                                             --------     --------     --------
Revenues
  Commercial                                 $ 19,188     $ 21,522     $ 25,322
  Technical                                    27,997       25,779       25,733
  Industrial                                   21,532       25,495       27,599
                                             --------     --------     --------
                                             $ 68,717     $ 72,796     $ 78,654
                                             --------     --------     --------

(Loss) Income Before Income Taxes
  Commercial                                 $    757     $    610     $  1,330
  Technical                                     2,426        2,731        2,186
  Industrial                                      410          391        1,506
  Corporate (unallocated
    including interest)                        (4,009)      (3,991)      (4,031)
                                             --------     --------     --------
                                             $   (416)    $   (259)    $    991
                                             --------     --------     --------

Depreciation
& Amortization
  Commercial                                 $    229     $    260     $    214
  Technical                                        67          101          179
  Industrial                                      305          299          262
  Corporate (unallocated)                         301          275          228
                                             --------     --------     --------
                                             $    902     $    935     $    883
                                             --------     --------     --------

Identifiable Assets
  Commercial                                 $  2,466     $  3,199     $  4,454
  Technical                                     4,610        4,416        3,849
  Industrial                                    3,607        4,605        5,950
  Corporate (unallocated)                       4,614        4,279        4,078
                                             --------     --------     --------
                                             $ 15,297     $ 16,499     $ 18,331
                                             --------     --------     --------

Additions to Long-
Lived Assets(1)
  Commercial                                 $     56     $    182     $    167
  Technical                                        16           30           32
  Industrial                                      180           97          446
  Corporate (unallocated)                         109          296          764
                                             --------     --------     --------
                                             $    361     $    605     $  1,409
                                             --------     --------     --------

(1) Principally property & equipment additions

Note 10 - Deferred Compensation Plan:

         In October 2001, the Company initiated a deferred compensation plan that permits certain members of management to defer portions of their compensation. The plan provides for Company matching contributions for certain amounts deferred by participants in the plan. All amounts deferred are held in a "Rabbi trust" and invested in stocks, bonds and other investments at the direction of the participants. For the years ended September 30, 2003 and 2002, $4,000 and $12,000 of vested Company contributions have been charged to compensation expense. The Company has included in "deferred compensation" $162,000 and $74,000 at September 30, 2003 and 2002, respectively, to reflect its liability under the plan. The Company has included in "Other assets" $224,000 and $100,000 at September 30, 2003 and 2002, respectively, which represents the fair value of the marketable securities in the plan.

Note 11 - Litigation:

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

Note 12 - Retirement Plan:

         The Company maintains a defined contribution, 401(k) retirement plan for substantially all its employees. The Company currently matches 10% of the employee's contribution of up to 6% of compensation, as defined. The Company's match is invested solely at the direction of the plan's participants. Total Company contributions for the years ended September 30, 2003, 2002 and 2001 were $112,000, $125,000, and $112,000, respectively.

Note 13 - Selected Quarterly Financial Data (Unaudited):

         A summary of quarterly financial information for fiscal 2003 and 2002 is as follows (in 000's, except per share data):

                                      First        Second       Third        Fourth
                                     Quarter      Quarter      Quarter      Quarter
                                    ---------    ---------    ---------    ---------
2003:
Revenues                            $  17,017    $  16,508    $  17,799    $  17,393
Gross margin                            3,232        2,973        3,409        3,287
Net income (loss)                        (115)        (325)         126           50
Basic and diluted
  earnings (loss) per share             (0.03)       (0.09)        0.03         0.01

2002:
Revenues                            $  19,389    $  17,404    $  17,439    $  18,564
Gross margin                            3,864        3,366        3,276        3,540
Net income (loss)                         116         (191)        (194)         107
Basic and diluted
  earnings (loss) per share              0.03        (0.05)       (0.05)        0.03

Note 14 - Going Private Proposal and Subsequent Events:

         On August 21, 2003, the Company announced that it had received a non-binding proposal from a purchaser group consisting of Emanuel N. Logothetis, the founder, Chairman of the Board and Chief Executive Officer of the Company, members of his immediate family and John G. Wellman, Jr., President and Chief Operating Officer of the Company, to acquire all of the outstanding shares of the Company's common stock not already owned by the purchaser group. In this connection, the Company incurred costs of approximately $50,000 through September 30, 2003, related to fees incurred by the Special Committee of the Board of Directors (the "Special Committee") to analyze the purchaser group's offer, which are included in selling, general and administrative expense.

         The Special Committee is comprised of the three independent members of the Company's Board of Directors and was formed to evaluate and negotiate the going private proposal. Following negotiations with the Special Committee, on November 21, 2003, a corporation formed by the purchaser group commenced a tender offer (the "Tender Offer") for all of the outstanding common stock of the Company not owned by the purchaser group at $1.52 per share. The Tender Offer was scheduled to expire at 12:00, midnight, Eastern Standard Time, on December 19, 2003. On December 22, 2003, the purchaser group announced that it had extended the expiration of the Tender Offer to 5:00 p.m., Eastern Standard Time, on January 15, 2004, unless further extended. As of December 19, 2003, approximately 350,000 shares of common stock of the Company had been tendered and not withdrawn.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was carried out as of September 30, 2003 under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management, on a timely basis, the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Set forth below is certain information regarding the members of the Board of Directors of the Company:

                                            Principal Occupation                 Director
Name                     Age                    or Employment                     Since
----                     ---                    -------------                     -----

Richard Barnitt           65    Financial Consultant (a)                           1996
Robert W. Howard          61    Chairman, Reisen Lumber Industries, Inc. (b)       1988
Emanuel N. Logothetis     73    Chairman of the Board and Chief Executive          1965
                                Officer of the Company (c)
Nick M. Logothetis        51    President, Chartwell Consulting Group (d)          1980
Steven Logothetis         49    Managing Director of Hemp Basics LLC (e)           1981
Andrew G. Spohn           59    Senior Vice President, Lee Hecht Harrison (f)      2000

a) Mr. Barnitt has served as a financial consultant to various companies, including the Company (from 1989 to 2003), since his retirement in 1988 from Kidde Inc., where he had been employed since 1963, most recently as Senior Vice President and Chief Financial Officer.
b) Mr. Howard served as Executive Vice President of Reisen Lumber and Millwork Company from 1981 to April 1986 when he was made President of Reisen Lumber Industries. He was named Chairman of the Board of Reisen in 1995.
c) Emanuel N. Logothetis founded the Company in 1965 and was President and Chief Executive Officer until August 10, 1987, when he was elected Chairman of the Board. He was reelected President on August 3, 1988 and served in such capacity until February 3, 1999.
d)   Chartwell Consulting Group is an operator of business centers.
e) Steven Logothetis is an attorney and investor and has been Managing Director of Hemp Basics LLC, a textile converter, since September 1999.
f) Mr. Spohn was a Senior Vice President of Lee Hecht Harrison, a career consulting firm and subsidiary of Adecco SA, from 2001 to 2003. From 1999 to 2001, he was a business consultant focusing on strategic planning and human resources. Previously he was Chief Executive Officer of Singer Asset Finance Company, L.L.C., a wholly owned subsidiary of Enhance Financial Services Group, from 1997 to 1999. He was Managing Partner of New Jersey Title Insurance Company from 1993 to 1997.

         The information with respect to the executive officers of the Company required to be included pursuant to this Item 10 is included under the caption "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

Audit Committee

         The Board of Directors has designated from among its members an Audit Committee for the purpose of overseeing the accounting and reporting processes of the Company and the audits of it financial statements. The Audit Committee consists of Robert W. Howard, Andrew G. Spohn and Richard Barnitt, all of whom are "independent" as defined in the corporate governance listing standards of the American Stock Exchange currently in effect as they relate to audit committees. The Board of Directors has determined that Richard Barnitt is an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission.

Code of Ethics

         The Company's Audit Committee has adopted a code of ethics that applies to the Company's Chairman of the Board and Chief Executive Officer (principal executive officer), President and Chief Operating Officer (principal operating officer) and Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer). A copy of the Code of Ethics will be provided, without charge, to any person who submits a written request to the Secretary of the Company at 1245 U.S. Route 1 South, Edison, NJ 08837.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission and to provide copies to the Company. Based upon a review of the copies of the forms furnished to the Company and upon written representations from certain reporting persons that no forms were required, the Company believes that all Section 16(a) filing requirements were complied with during fiscal 2003.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

         Set forth below is certain summary information with respect to the compensation of the Company's Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer based on amounts reported as salary and bonus for the fiscal year ended September 30, 2003 (the "Named Executives").

                                SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                                                   Compensation
                                                                      Awards
                                                                    ----------

                                                                     Shares of
                                                                   Common Stock   All Other
Name and                                    Annual Compensation     Underlying  Compensation
Principal Position                 Year   Salary ($)    Bonus ($)   Options (#)    ($) (1)
---------------------------        ----   ----------   ----------   ----------   ----------

Emanuel N. Logothetis              2003   $  254,321   $       --           --   $       --
Chairman of the Board              2002      256,961       18,000           --           --
and Chief Executive Officer        2001      220,000       19,000           --           --

John G. Wellman, Jr                2003      254,321           --           --        2,104
President and Chief                2002      256,961       22,750           --        2,600
Operating Officer                  2001      220,000           --           --        1,414

Bernard G. Clarkin                 2003      125,000        5,000        2,500        1,488
Vice President and                 2002      120,000        7,500        2,500        1,912
Chief Financial Officer (2)        2001      115,000       10,044        2,250        1,876

Stephen Demanovich                 2003      125,000      116,459        2,500        1,488
Vice President                     2002      125,000       23,950        2,500        1,874
                                   2001      124,500       89,266        5,625        1,748

Judith Bryant                      2003      125,000        5,000        2,500        1,488
Vice President                     2002      125,000       23,182        2,500        1,875
                                   2001      120,200           --           --          938

(1) Represents the Company's matching of voluntary contributions by such person under its 401-k Plan.
(2) In the event Mr. Clarkin's employment is actually or constructively terminated following an acquisition, merger or change in control of the Company, he would be entitled to receive two years' compensation and his unvested options would automatically vest.


Stock Options

         The following table contains information covering options to purchase shares of the Company's Common Stock granted to the Named Executives in fiscal 2003 pursuant to the Company's 2001 Stock Option Plan.


                                    OPTION GRANTS IN LAST FISCAL YEAR

                         Number of
                         Shares of      Percent of Total
                       Common Stock     Options Granted     Exercise                         Grant Date
                        Underlying        to Employees       Price        Expiration       Present Value
Name                  Option Granted        in 2003          ($/Sh)          Date             (#) (1)
----                  --------------        -------          ------          ----             -------

Judith Bryant              2,500               20%            0.92      October 1, 2012       $1,600
Bernard G. Clarkin         2,500               20%            0.92      October 1, 2012        1,600
Stephen Demanovich         2,500               20%            0.92      October 1, 2012        1,600

(1) The Grant Date Present Value has been calculated using the Black-Scholes option pricing model and assumes a risk-free rate of return of 2%, an option term of five years, a dividend yield of 0% and a stock volatility of 48%. No adjustment was made for nontransferability or forfeitures. Such assumptions are based upon historical experience and are not a forecast of future stock price performance or volatility or of future dividend policy. Such information, which is presented in accordance with the requirements of the Securities and Exchange Commission, is not necessarily indicative of the actual value that such options will have to the Named Executives, which will be dependent upon market prices for the Common Stock.

         The following table sets forth information with respect to unexercised options held by the Named Executives at September 30, 2003.

                          FISCAL YEAR END OPTIONS VALUES

                               Number of Shares of
                                   Common Stock             Value of Unexercised
                                    Underlying                  In-the-Money
                              Unexercised Options at             Options at
                              September 30, 2003 (#)     September 30, 2003 ($) (1)

                              ----------------------     --------------------------

                                    Exercisable/                Exercisable/
Name                               Unexercisable               Unexercisable
----                               -------------               -------------
Judith Bryant                            5,000/0                  $2,950/0
Bernard G. Clarkin                      12,250/0                   2,950/0
Stephen Demanovich                      20,625/0                   2,950/0
John G. Wellman, Jr.              130,000/20,000                       0/0

(1) Calculated by determining the difference between the exercise price and the closing price of the Company's Common Stock on the American Stock Exchange for September 30, 2003.

Report of the Compensation Committee

         The Compensation Committee administers the compensation program for the executive group. Included in this group are the Chairman/Chief Executive Officer, President/Chief Operating Officer, other corporate officers and selected key managers. The committee is composed of directors who are not employees of the Company.

         The annual base salary paid to the Chairman/Chief Executive Officer, in fiscal 2003, was $254,000. The Chairman/Chief Executive Officer is not eligible to receive options under the terms of the Company's Stock Option Plan. In determining whether changes in the compensation level of the Chairman/Chief Executive Officer would be appropriate, the Compensation Committee considers the overall performance of the Company for the prior year.

         Salary levels for the other members of the senior management group have been established and are based on external salary information as well as the overall performance of the Company. The information gathered is evaluated by the Compensation Committee in light of the current responsibilities of the individuals involved and serves as the basis for the establishment of salary ranges and also in recommending salary changes. The basis for determining payment of a bonus to an individual is based on a subjective evaluation of the individual's performance as well as overall corporate performance. Any compensation change made to members of the senior management group will have the approval of the Committee and the Chairman/Chief Executive Officer.

                                            Compensation Committee
                                            Andrew G. Spohn
                                            Steven Logothetis
                                            Nick M. Logothetis

Compensation Committee Interlocks and Insider Participation

         Nick M. Logothetis, a member of the Compensation Committee, served as President of the Company from August 1987 to August 1988. Prior thereto, he was Executive Vice President of the Company from March 1980.

Performance Graph

         Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of the Company, the American Stock Exchange Market Index and a Peer Group Index comprised of companies engaged in the help supply services business. The graph assumes $100 invested on October 1, 1998 in the Company and each of the indices and reinvestment of any dividends.

            COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG JOULE, INC.,
                      AMEX MARKET INDEX AND SIC CODE INDEX

                             [GRAPHIC CHART OMITTED]


--------------------------------------------------------------------------------------------------
Company/Index/Market      9/30/98      9/30/99      9/29/00      9/28/01      9/30/02      9/30/03
--------------------------------------------------------------------------------------------------

Joule, Inc.                100.00        66.67        50.00        29.33        38.33        49.67
Help Supply Services       100.00       108.48       114.08        70.54        69.85        94.62
AMEX Market Index          100.00       116.46       139.28       104.43       113.45       140.20
--------------------------------------------------------------------------------------------------



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information regarding the beneficial ownership of Common Stock by each person known to management of the Company to own beneficially 5% or more of the issued and outstanding Common Stock as of December 23, 2003:

                               Beneficial Ownership (a)
                                       Number of
Name (b)                                Shares                   Percent
--------                                ------                   -------
Emanuel N. Logothetis                1,167,747 (c)                31.7%
Helen Logothetis                     1,167,747 (d)                31.7
Nick M. Logothetis                     476,702                    12.9
Steven Logothetis                      476,622                    12.9
Julie Logothetis                       493,348                    13.4

(a) As used in this Form 10-K, "beneficial ownership" means the sole or shared power to direct the voting and/or disposition of Shares of Common Stock. In addition, a person is deemed to have beneficial ownership of any shares of Common Stock that such person has the right to acquire within 60 days.
(b) Emanuel N. Logothetis is the husband of Helen Logothetis. They are the parents of Nick M. Logothetis, Steven Logothetis and Julie Logothetis. The address of the members of the Logothetis family is 1245 U.S. Route 1 South, Edison, New Jersey 08837.
(c) Consists of 807,125 shares of Common Stock as to which Mr. Logothetis has sole voting and disposition power and the 360,622 shares referred to in (d) below that are beneficially owned solely by Helen Logothetis, as to which shares he disclaims beneficial ownership.
(d) Consists of 360,622 shares of Common Stock as to which Mrs. Logothetis has sole voting and disposition power and the 807,125 shares referred to in (c) above that are beneficially owned solely by Emanuel N. Logothetis, as to which shares she disclaims beneficial ownership.

         The following table sets forth certain information, as of December 23, 2003, with respect to the ownership of shares of Common Stock by (i) the current directors of the Company, (ii) the Named Executives referred to under "Item 11. Executive Compensation," and (iii) all directors and executive officers of the Company as a group:


                                                    Number of Shares of
                                                Common Stock and Percent of
Name                                           Class Beneficially Owned (a)
----                                           ----------------------------
Richard Barnitt                                        1,000
Judith Bryant                                          5,000
Bernard G. Clarkin                                    12,845
Stephen Demanovich                                    20,720
Robert W. Howard                                       9,200
Emanuel N. Logothetis                              1,167,747   (31.7%)
Nick M. Logothetis                                   476,702   (12.9%)
Steven Logothetis                                    476,622   (12.9%)
Andrew G. Spohn                                        3,200
John G. Wellman, Jr.                                 172,075    (4.7%)
Directors and Executive
Officers as a group (13 persons)                   2,363,729   (64.2%)

(a) Except for the 360,622 shares of Common Stock owned by his wife and attributed to Emanuel N. Logothetis, as more fully set forth under "Beneficial Ownership Of More Than 5% Of The Outstanding Common Stock," such person has sole voting and disposition power with respect to the shares shown in this column. Includes 12,250 shares for Mr. Clarkin, 20,625 shares for Mr. Demanovich, 5,000 shares for Ms. Bryant, 150,000 shares for Mr. Wellman and 160,688 shares for all directors and executive officers as a group that may be acquired within 60 days after December 23, 2003 upon exercise of options. Unless otherwise indicated, beneficial ownership of any named individual does not exceed 1% of the outstanding shares.

         The Company's 1991 Stock Option Plan and 2001 Stock Option Plan were each approved by the stockholders. Additional information regarding the Company's stock option plans appears in "Note 5-Stock Option Plans" of the Notes to Consolidated Financial Statements included in this report. The Company has no other equity compensation plan. The number of stock options outstanding under the stock option plans, the weighted average exercise price of outstanding options and the number of shares remaining available for issuance, in each case as of September 30, 2003, were as follows:

                                                                               Number of shares
                                                                           remaining available for
                             Number of shares to       Weighted average     future issuance under
                           be issued upon exercise    exercise price of    plans (excluding shares
     Plan category         of outstanding options    outstanding options   reflected in column (a))
     -------------         ----------------------    -------------------   ------------------------

Stock Option Plans
approved by stockholders           200,688                  $3.64                   475,000


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company provided temporary office services to Symphony Suites, a company owned by Nick M. Logothetis, a director and shareholder. Billing rates are comparable to those used for other customers; amounts charged during fiscal 2003 were $413,000 and $85,000 was outstanding at September 30, 2003. The highest amount outstanding during fiscal 2003 was $94,000. The Company rented a facility from E.N. Logothetis, Chairman of the Board and Chief Executive Officer, a significant stockholder for approximately $16,000, $16,000, and $15,000 for each of the years ended September 30, 2003, 2002 and 2001, respectively. The Company's rental agreement with the stockholder is on a month-to-month basis. The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the fiscal years ended September 30, 2003 and 2002, the Company paid (or will pay) the following fees to KPMG LLP (and its affiliates) for services rendered during the year or for the audit in respect of that year.

                                                       2003               2002
                                                     --------           --------

Audit Fees                                           $ 59,000           $ 43,000
Audit -Related Fees                                    26,000             24,000
Tax Fees                                               27,000             26,000
All Other Fees                                             --                 --
                                                     --------           --------

Total                                                $112,000           $ 93,000
                                                     ========           ========

         The Audit Fees include amounts billed for the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and the timely review of the consolidated financial statements included in the Forms 10-Q filed by the Company during such years. Other Audit Related Fees include amounts billed for completion of quarterly reviews and audits of the Company's employee benefit plans. Tax Fees include tax compliance, tax advice and tax planning. It is expected that KPMG LLP will provide similar non-audit services during fiscal 2004. The Audit Committee reviewed and approved in advance the audit and non-audit services rendered by KPMG LLP during fiscal 2003 and has considered and concluded that the provision of the non-audit services is compatible with maintaining the independence of KPMG LLP.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements
         --------------------

         The following financial statement schedules are included at the indicated page in this Annual Report on Form 10-K and incorporated in this Item 15(a) by reference:

                  Independent Auditor's Report as to 2003 Schedules..........F-1

                  Financial Statement Schedules:

                           VIII - Valuation and Qualifying Accounts..........F-2

                           IX   - Short-term Borrowings......................F-3

         All other schedules are omitted since they are not required or are not applicable or since the information is furnished elsewhere in the financial statements or notes thereto.

(b)      Reports on Form 8-K
         -------------------

         On August 21, 2003, the Company filed a report on Form 8-K announcing it had received a non-binding proposal for a going private transaction from a purchaser group.

         On August 11, 2003, the Company filed a report on Form 8-K with respect to the issuance of the press release for the third quarter ended June 30, 2003.

(c)      Exhibits
         --------

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

         4.1l Fourteenth Amendment and Modification Agreement, dated May 31, 2002, between registrant and Fleet Bank, filed as Exhibit 4.1l to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

         4.1m Loan and Security Agreement, dated as of August 22, 2003, between registrant and Fleet Capital, filed as Exhibit 4.1m to the Company's Form 10-K for the year ended September 30, 2003.

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

         21       List of Subsidiaries.

         23       Consent of KPMG LLP.

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer.

         32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer

         99.1 Report of Independent Public Accountants of Arthur Andersen LLP dated November 9, 2001 with respect to the consolidated financial statements for the fiscal years 2001, 2000 and 1999.

         99.2 Report of Independent Public Accountants of Arthur Andersen LLPdated November 9, 2001 as to 2001, 2000 and 1999 schedules.





         *        Compensatory Plan

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JOULE INC.



Dated: January 9, 2004                 /s/ EMANUEL N. LOGOTHETIS
                                       -----------------------------
                                       Emanuel N. Logothetis,
                                       Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 8, 2004.



/s/ EMANUEL N. LOGOTHETIS                   /s/ BERNARD G. CLARKIN
------------------------------------        ------------------------------------
Emanuel N. Logothetis                       Bernard G. Clarkin
Chairman of the Board and                   Vice President and Chief Financial
Director (Principal Executive Officer)      Officer (Principal Financial Officer
                                            and Principal Accounting Officer)



/s/ NICK M. LOGOTHETIS
------------------------------------        ------------------------------------
Nick M. Logothetis - Director               Steven Logothetis - Director



/s/ RICHARD BARNITT                         /s/ ANDREW SPOHN
------------------------------------        ------------------------------------
Richard Barnitt - Director                  Andrew Spohn - Director



------------------------------------
Robert W. Howard - Director

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Stockholders and Board of Directors
Joule Inc.:

We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Joule Inc. and subsidiaries as of September 30, 2003 and 2002 and for the years then ended, included in this Form 10-K, and have issued our report thereon dated December 5, 2003, except as to Note 14, which is as of December 22, 2003. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules of valuation and qualifying accounts and short-term borrowings, as of September 30, 2003 and 2002 and for the years then ended, are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic 2003 and 2002 consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole.

The basic 2001 consolidated financial statements of Joule, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors indicated in their report dated November 9, 2001 that the financial statement schedules of valuation and qualifying accounts and short-term borrowings as of September 30, 2001 and for the year then ended fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ KPMG LLP


Short Hills, New Jersey
December 5, 2003

                                                                   SCHEDULE VIII
                                                                   -------------


                                   JOULE INC. AND SUBSIDIARIES
                                   ---------------------------

                        VALUATION AND QUALIFICATION ACCOUNTS AND RESERVES
                        -------------------------------------------------


                                   BALANCE     CHARGED TO     CHARGED                   BALANCE
                                  BEGINNING     COSTS AND    TO OTHER                   END OF
DESCRIPTION                       OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                       ----------   ----------   ----------   ----------   ----------
Allowance for
  doubtful accounts:

Years Ended:

  September 30, 2001              $  514,000   $  358,000           --   $  308,000   $  564,000

  September 30, 2002              $  564,000   $   57,000           --   $  118,000   $  503,000

  September 30, 2003              $  503,000           --           --   $  110,000   $  393,000

                                                                     SCHEDULE IX
                                                                     -----------


                                            JOULE INC AND SUBSIDIARIES
                                            --------------------------

                                               SHORT-TERM BORROWINGS
                                               ---------------------


                                                                                                        WEIGHTED
                                                         WEIGHTED        MAXIMUM        AVERAGE         AVERAGE
                          CATEGORY OF                    AVERAGE         AMOUNT OF      AMOUNT          INTEREST
                          AGGREGATE                      INTEREST        BORROWINGS     OUTSTANDING     RATE
                          SHORT-TERM     BALANCE AT      RATE AT END     DURING THE     DURING THE      DURING THE
                          BORROWINGS     END OF YEAR     OF YEAR         YEAR           YEAR*           YEAR*
                          ----------     -----------     -------         ----           -----           -----

YEARS ENDED

   SEPTEMBER 30, 2001        BANKS       $5,250,000       4.41%          $6,000,000     $5,179,000         6.89%

   SEPTEMBER 30, 2002        BANKS       $3,980,000       3.38%          $5,700,000     $4,323,000         4.02%

   SEPTEMBER 30, 2003        BANKS       $3,150,000       3.90%          $4,625,000     $3,929,000         3.56%

*Average amount outstanding is based on daily averages. Weighted average interest rate during each year is calculated by dividing interest expense on short term borrowings by the average amount outstanding.

                                                                   EXHIBIT INDEX

Exhibit       Description of Exhibit                                        Page
-------       ----------------------                                        ----
Number
------

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

4.1b          Fourth Modification and Extension Agreement, dated February      *
              6, 1996, between registrant and United Jersey Bank, filed as
              Exhibit 4.1b to the Company's Annual Report on form 10-K for the year ended September 30, 1996 and incorporated herein by reference.

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

4.1e          Seventh Modification and Extension Agreement, dated May 31,      *
              1998, between registrant and Summit Bank, filed as Exhibit
              4.1e to the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and incorporated herein by reference.

4.1f          Eighth Modification and Extension Agreement, dated February      *
              5, 1999, between registrant and Summit Bank, filed as
              Exhibit 4.1f to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1g          Ninth Modification and Extension Agreement, dated May 10,        *
              1999, between registrant and Summit Bank, filed as Exhibit
              4.1g to the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and incorporated herein by reference.

4.1h          Tenth Modification and Extension Agreement, dated November       *
              15, 1999, between registrant and Summit Bank, filed as
              Exhibit 4.1h to the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and incorporated herein by reference.

4.1i          Letter Amendment, dated May 26, 2000, between registrant         *
              and Summit Bank, filed as Exhibit 4.1i to the Company's
              Annual Report on Form 10-K for the year ended September 30,
              2000 and incorporated herein by reference.

4.1j          Letter Amendment dated May 31, 2001 between registrant and       *
              Fleet Bank, filed as Exhibit 4.1j to the Company's Annual
              Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.1k          Thirteenth Amendment and Modification Agreement, dated           *
              September 15, 2001, between registrant and Fleet Bank, filed as Exhibit 4.1k to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

4.11          Fourteenth Amendment and Modification Agreement, dated May       *
              31, 2002, between registrant and Fleet Bank, filed as
              Exhibit 4.1l to the Company's Annual Report on Form 10-K for the year ended September 30, 2002 and incorporated herein by reference.

4.1m          Loan and Security Agreement, dated as of August 22, 2003,       43
              between registrant and Fleet Capital, filed as Exhibit 4.1m to the Company's Form 10-K for the year ended September 30, 2003.

10.4          1991 Stock Option Plan, filed as Exhibit 10.11 to the            *
              Company's Annual Report on Form 10-K for the year ended
              September 30, 1991 and incorporated herein by reference.

10.5          2001 Stock Option Plan, filed as Exhibit 10.5 to the             *
              Company's Annual Report on Form 10-K for the year ended
              September 30, 2001 and incorporated herein by reference.

10.6          Joule Inc. Deferred Compensation Plan filed as Exhibit 10.6      *
              to the Company's Annual Report on Form 10-K for the year ended September 30, 2001 and incorporated herein by reference.

21            List of Subsidiaries                                            99

23            Consent of KPMG LLP.                                           100

31.1          Certification of Chief Executive Officer pursuant to Rule      101
              13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification of Chief Financial Officer pursuant to Rule      102
              13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certification pursuant to 18 U.S.C. Section 1350 as adopted    103
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              Chief Executive Officer.

32.2          Certification pursuant to 18 U.S.C. Section 1350 as adopted    104
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              Chief Financial Officer.

99.1          Report of Independent Public Accountants of Arthur Andersen    105
              LLP dated November 9, 2001 with respect to the consolidated financial statements for the fiscal years 2001, 2000 and 1999.

99.2          Report of Independent Public Accountants of Arthur Andersen    106
              LLP dated November 9, 2001 as to 2001, 2000 and 1999 schedules.