Form 10-Q
period 2003-12-31
JOULE INC
filed 2004-02-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       or

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

Yes [ ]  No [X]

As of February 12, 2004, 3,683,650 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements (unaudited)

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                     December 31,   September 30,
                                                                         2003           2003
                                                                     ------------   ------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                             $    180,000   $    177,000
    Accounts receivable, less allowance
       for doubtful accounts of $345,000 at December 31
       and $393,000 at September 30                                     7,820,000      7,940,000
    Prepaid insurance                                                   1,293,000      1,214,000
    Prepaid expenses and other current assets                             526,000        606,000
                                                                     ------------   ------------
                Total Current Assets                                    9,819,000      9,937,000

PROPERTY AND EQUIPMENT, NET                                             3,506,000      3,675,000
GOODWILL                                                                1,189,000      1,184,000
OTHER ASSETS                                                              534,000        501,000
                                                                     ------------   ------------
                        Total Assets                                 $ 15,048,000   $ 15,297,000
                                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                            $  3,479,000   $  3,150,000
    Accounts payable and accrued expenses                               1,395,000      1,289,000
    Accrued payroll and related taxes                                   1,191,000      1,935,000
                                                                     ------------   ------------
                Total Current Liabilities                               6,065,000      6,374,000
CAPITAL LEASE OBLIGATIONS                                                  57,000         85,000
DEFERRED COMPENSATION                                                     190,000        162,000
                                                                     ------------   ------------
                Total Liabilities                                       6,312,000      6,621,000
                                                                     ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                           --             --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares; issued 3,828,000 shares             38,000         38,000
    Additional paid-in capital                                          3,674,000      3,674,000
    Retained earnings                                                   5,406,000      5,346,000
                                                                     ------------   ------------
                                                                        9,118,000      9,058,000

    LESS:  Cost of 144,000 shares of common stock held in treasury        382,000        382,000
                                                                     ------------   ------------
                Total Stockholders' Equity                              8,736,000      8,676,000
                                                                     ------------   ------------
                   Total Liabilities and Stockholders' Equity        $ 15,048,000   $ 15,297,000
                                                                     ============   ============

See accompanying notes to consolidated financial statements.

                          Joule Inc. And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                   ---------------------------
                                                   December 31,   December 31,
                                                       2003           2002
                                                   ------------   ------------


REVENUES                                           $ 17,016,000   $ 17,017,000


COSTS, EXPENSES AND OTHER:
      Cost of services                               13,524,000     13,785,000
      Selling, general & administrative expenses      3,307,000      3,386,000
      Interest expense                                   45,000         34,000
                                                   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                       140,000       (188,000)

INCOME TAX PROVISION (BENEFIT)                           80,000        (73,000)
                                                   ------------   ------------

NET INCOME (LOSS)                                  $     60,000   $   (115,000)
                                                   ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE        $       0.02   ($      0.03)
                                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-BASIC                                3,684,000      3,683,000
                                                   ============   ============

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON EQUIVALENTS OUTSTANDING - DILUTED         3,693,000      3,683,000
                                                   ============   ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                               ----------------------------
                                                                               December 31,    December 31,
                                                                                   2003            2002
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $     60,000    $   (115,000)
     Adjustments to reconcile net income (loss) to
        net cash flows provided by (used in) operating
        activities:
          Depreciation and amortization                                             214,000         228,000
          Provision for losses on accounts receivable                                40,000              --
          Writeoffs of property and equipment                                            --          26,000
          Changes in operating assets and liabilities:
                Accounts receivable                                                  80,000       1,928,000
                Prepaid expenses and other assets                                   (24,000)       (113,000)
                Accounts payable and accrued expenses                               106,000        (623,000)
                Accrued payroll and related taxes                                  (744,000)       (776,000)
                Deferred compensation                                                28,000          14,000
                                                                               ------------    ------------
                   Net cash flows (used in) provided by operating activities       (240,000)        569,000
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                                    (36,000)       (222,000)
          Purchases of marketable securities for deferred compensation plan         (17,000)             --
          Payments for business acquired                                             (5,000)             --
                                                                               ------------    ------------
               Net cash flows used in investing activities                          (58,000)       (222,000)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in loans payable to bank, net                          329,000        (280,000)
         Repayment of obligations under capital leases                              (28,000)        (27,000)
                                                                               ------------    ------------
               Net cash flows provided by (used in) financing activities            301,000        (307,000)
                                                                               ------------    ------------

NET CHANGE IN CASH                                                                    3,000          40,000

CASH, BEGINNING OF PERIOD                                                           177,000         174,000
                                                                               ------------    ------------

CASH, END OF PERIOD                                                            $    180,000    $    214,000
                                                                               ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

              Interest paid                                                    $     31,000    $     37,000
                                                                               ============    ============

              Income taxes paid                                                $     12,000    $     21,000
                                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

              Capitalized vehicle leases                                       $         --    $    (16,000)
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

         Footnote disclosures normally included in the consolidated financial statements have been omitted in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the published rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

(2) At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee and director compensation cost is reflected in net income (loss) as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                     Three Months Ended
                                                        December 31,
                                                 -------------------------
                                                    2003           2002
                                                 -----------   -----------
     Net income (loss) as reported ...........   $    60,000   $  (115,000)
     Deduct:  Total stock-based
      employee compensation expense
      determined under fair value
      based method for all awards,
      net of related tax effects .............        (1,000)       (3,000)
                                                 -----------   -----------

     Pro forma net income (loss) .............   $    59,000   $  (118,000)
                                                 ===========   ===========

     Income (loss) per share:
      Basic - as reported ....................   $      0.02   $     (0.03)
                                                 ===========   ===========
      Basic - pro forma ......................   $      0.02   $     (0.03)
                                                 ===========   ===========

      Diluted - as reported ..................   $      0.02   $     (0.03)
                                                 ===========   ===========
      Diluted - pro forma ....................   $      0.02   $     (0.03)
                                                 ===========   ===========

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

         Information concerning operations by operating segment is as follows (in 000's):

                                                  Three Months Ended
                                                      December 31,
                                                ------------------------
                                                   2003           2002
                                                ----------    ----------
Revenues
    Commercial ..............................   $    5,097    $    4,869
    Industrial ..............................        4,929         5,693
    Technical ...............................        6,990         6,455
                                                ----------    ----------
                                                $   17,016    $   17,017
                                                ----------    ----------


Income (Loss) Before Income Taxes
    Commercial ..............................   $      304    $      116
    Industrial ..............................          308           145
    Technical ...............................          780           595
    Corporate (unallocated,
        including interest) .................       (1,252)       (1,044)
                                                ----------    ----------
                                                $      140          (188)
                                                ----------    ----------

(4)      Litigation

         The Company is subject to various claims and legal proceedings that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

(5)      Going Private Proposal and Subsequent Events:

         On August 21, 2003, the Company announced that it had received a non-binding proposal from a purchaser group consisting of Emanuel N. Logothetis, the founder, Chairman of the Board and Chief Executive Officer of the Company, members of his immediate family and John G. Wellman, Jr., President and Chief Operating Officer of the Company, to acquire all of the outstanding shares of the Company's common stock not already owned by the purchaser group. In this connection, the Company incurred costs of approximately $145,000 through December 31, 2003, including $95,000 in the three months ended December 31, 2003, related to fees incurred by the Special Committee of the Board of Directors (the "Special Committee") to analyze the purchaser group's offer, which are included in selling, general and administrative expense.

         The Special Committee is comprised of the three independent members of the Company's Board of Directors and was formed to evaluate and negotiate the going private proposal. Following negotiations with the Special Committee, on November 21, 2003, a corporation formed by the purchaser group commenced a tender offer (the "Tender Offer") for all of the outstanding common stock of the Company not owned by the purchaser group at $1.52 per share. The Tender Offer was scheduled to expire at 12:00, midnight, Eastern Standard Time, on December 19, 2003. On December 22, 2003, the purchaser group announced that it had extended the expiration of the Tender Offer to 5:00 p.m., Eastern Standard Time, on January 15, 2004, unless further extended. At December 19, 2003, approximately 350,000 shares of common stock of the Company had been tendered and not withdrawn.

         On January 16, 2004, the purchaser group announced that the number of shares tendered pursuant to its offer to purchase all of the outstanding common stock of the Company not owned by the purchaser group was not sufficient to satisfy the non-waivable minimum tender condition of the tender offer and that the tender offer had been withdrawn.

         The purchaser group announced that it has made an alternative going private proposal to the Board of Directors of the Company for a merger of its company, JAC Acquisition Company, Inc. with Joule pursuant to which stockholders of Joule (other than the Purchaser Group and stockholders who properly perfect appraisal rights under Delaware law) would receive $1.54, in cash, for each outstanding share of Joule common stock owned by them. As a result of the merger, the Company would become a privately held company owned solely by the members of the Purchaser Group. The Board of Directors of Joule has reconstituted the Special Committee of its Board of Directors, consisting of the three independent directors, to evaluate the merger proposal. The Special Committee is seeking further advice from the independent financial advisor and independent legal counsel previously retained in connection with the original going private proposal.

         The proposed merger will require the approval of the Joule Board of Directors, with the three directors who are members of the Purchaser Group abstaining, and approval by the holders of a majority of the outstanding shares of Joule common stock.

                           JOULE INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Executive Level Overview

         The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft, industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. The Company also recognizes revenues under fixed price contracts and for permanent placement services. The Company desegregates its operations into three segments for internal reporting and management purposes - Commercial, Industrial, and Technical.

Results of Operations

         Revenue was $17.0 million for both the first three months of fiscal 2004 and the year earlier period. Technical staffing revenue increased 8% to $7.0 million in the current period from $6.5 million in the year earlier period. This increase related primarily to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients as well as the acquisition in fiscal 2003 of a staffing firm that places marketing and creative personnel. Commercial staffing revenue increased 5% to $5.1 million in 2004 from $4.9 million in 2003. Industrial staffing revenue decreased 13% to $4.9 million in 2004 from $5.7 million in 2003. This decline was due to the uneven economic recovery which negatively impacted demand for the Company's industrial personnel.

         Cost of services were 79.5% of revenues in the 2004 first quarter compared to 81.0% for the 2003 first quarter. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites. The improvement in cost of services as a percentage of revenue related to more permanent placement fees and lower compensation costs in the 2004 period compared to the prior year.

         Selling, general and administrative expenses were $3.3 million in the 2004 period compared to $3.4 million for the 2003 period, representing 19.4% and 19.9% of revenues in the 2004 and 2003 periods, respectively. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices. The Company has reduced selling, general and administrative expenses in the 2004 period through a decrease in staff payroll and related expenses, some branch closures, and an overall decrease in other costs related to the Company's branch offices across all segments. The Company continues to monitor these expenses and expects that such cost controls will further benefit future periods. Partially offsetting this decrease in the 2004 period, the Company incurred fees of approximately $95,000 for services performed by the Special Committee and its advisors relating to the going private proposal.

         Interest expense increased $11,000 in the 2004 quarter reflecting higher interest costs associated with the new three-year loan agreement. After giving effect to nondeductible costs associated with the going private proposal, partially offset by the utilization of certain tax credits, the effective tax rate for 2004 was 57%; for 2003 the effective tax rate benefit was 39%. As a result of the above, net income was $60,000 or $0.02 per basic and diluted share in the fiscal 2004 period compared with net loss of $115,000 or $0.03 per basic and diluted share for the fiscal 2003 period.

Liquidity and Capital Resources

         Current assets at December 31, 2003 were $9,819,000 compared to current assets of $9,937,000 at September 30, 2003 and current liabilities at December 31, 2003 were $6,065,000 compared to $6,374,000 as of September 30, 2003. The slight decrease in current assets relates to a $80,000 reduction in gross accounts receivable due to the continuing emphasis on credit and collections; a $79,000 increase in prepaid insurance and an $80,000 decrease in prepaid expense and other current assets. The decrease in current liabilities is the result of a $329,000 increase in bank borrowings, a $106,000 increase in accounts payable and accrued expenses principally related to normal accounts payable fluctuations, offset by a $744,000 decrease in accrued payroll and related taxes due to a lower payroll accrual in the last week of December due to holidays and extra days payroll accrual at September 30, 2003.

         Due to the nature of its business, the Company's capital expenditures are relatively modest and amounted to $36,000 for the three months ended December 31, 2003. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a three-year loan agreement in the form of a line of credit of $7,500,000 that bears interest at LIBOR plus two and three-quarter percent with a prime rate plus one-half percent option. The Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its worker compensation insurance carrier as a part of its insurance renewal in 2003. Borrowings are collateralized principally by accounts receivable. In addition to the letter of credit, $3,479,000 was outstanding under this line as of December 31, 2003. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

The following is a table that presents the Company's contractual obligations and commercial commitments as of December 31, 2003:

                                                             Payments Due by Fiscal Year
                                                  -------------------------------------------------
                                                                                          2006 and
                                                    Total         2004*        2005      Thereafter
                                                  ----------   ----------   ----------   ----------
Loan payable to bank ..........................   $3,479,000   $3,479,000   $       --   $       --
Capital lease obligations including interest ..      175,000       90,000       67,000       18,000
Operating leases ..............................      353,000      223,000      128,000        2,000
                                                  ----------   ----------   ----------   ----------
Total contractual cash obligations ............    4,007,000    3,792,000      195,000       20,000
                                                  ==========   ==========   ==========   ==========

*Represents contractual cash obligations for the nine months ended September 30, 2004.

Critical Accounting Policies

         During December 2001, the Securities and Exchange Commission ("SEC") published a Commission Statement in the form of Financial Reporting Release No. 60 which encouraged that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC has defined critical accounting policies as those that are both important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While the Company's significant accounting policies are summarized in Note 2 to the consolidated financial statements included in the Company's Form 10-K for the fiscal year ended September 30, 2003, the Company believes the following accounting policies to be critical:

         Revenue Recognition - The Company's revenues are derived from providing staffing services to its customers. Such services include providing commercial (office and light industrial) workers, technical (engineering, scientific and graphic design/marketing) personnel, and industrial (skilled craft, industrial plant and facility maintenance) labor. Substantially all revenue is billed on a direct cost plus markup basis. In addition, the Company recognizes revenues under fixed price contracts and permanent placement services. Revenues are recorded when services are rendered.

         Long-Lived Assets -The Company reviews amortizable long-lived assets for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recovered. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is not amortized but is tested at the segment level at least annually for impairment. If impairment is indicated, the impairment is measured as the difference between the carrying value and the fair value of the asset.

         Stock Options - At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements in Form 10-K for the fiscal year ended September 30, 2003.

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

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $2,000 and $3,000 for the three months ended December 31, 2003 and December 31, 2002, respectively. For the three months ended December 31, 2003 and December 31, 2002, the Company provided temporary office services to Symphony Suites, a company owned by Nick M. Logothetis, a director and significant shareholder. Billing rates are comparable to those used for other customers; amounts charged during the reporting period for 2003 and 2002 were $92,000 and $95,000, respectively; $71,000 and $85,000 was outstanding at December 31, 2003 and September 30, 2003, respectively.

         The Company rented a facility from E.N. Logothetis, Chairman and Chief Executive Officer and a significant stockholder for approximately $4,000 for the three months ended December 31, 2003 and December 31, 2002, respectively. The Company's rental agreement with the stockholder is on a month-to-month basis.

The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. The fair value of the loans payable to bank as of December 31, 2003 approximates its carrying value. There has been no change with respect to the Company's interest rate exposures or its approach toward those exposures since September 30, 2003. The Company does not expect its interest rate exposures on its borrowings to change significantly in the near term. A 100 basis point (1.0%) increase in interest rates on the Company's loan payable to bank would have an immaterial impact on the Company's financial position or results of operations.

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

Item 4. - Controls and Procedures

         An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was carried out as of December 31, 2003 under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management, on a timely basis, the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There were no changes to the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           JOULE INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

         Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

(b)      Reports on Form 8-K

         Form 8-K dated December 18, 2003 with respect to the issuance of the press release for the fourth quarter and full year results ended September 30, 2003 (Item 7).



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      JOULE INC.
                                      (Registrant)


February 12, 2004                     /s/ E.N. LOGOTHETIS
                                      ------------------------------------------
                                      E. N. Logothetis, Chairman and Chief
                                      Executive Officer
                                      (Principal Executive Officer)


February 12, 2004                     /s/ BERNARD G. CLARKIN
                                      ------------------------------------------
                                      Bernard G. Clarkin, Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX



31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer