Form 10-Q
period 2004-03-31
JOULE INC
filed 2004-05-13
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

                                       or

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

                           Yes [ ]          No [X]

As of May 12, 2004, 3,683,650 shares of the Registrant's common stock were outstanding.

Part I - Financial Information

Item 1.  Financial Statements (unaudited)

                                        Joule Inc. And Subsidiaries
                                        Consolidated Balance Sheets
                                                (Unaudited)

                                                                         March 31,           September 30,
                                                                           2004                  2003
                                                                       -----------           -------------

ASSETS
------
CURRENT ASSETS:
  Cash                                                                 $   173,000           $   177,000
  Accounts receivable, less allowance
    for doubtful accounts of $304,000 at March 31
    and $393,000 at September 30                                         7,373,000             7,940,000
  Prepaid insurance                                                        765,000             1,214,000
  Prepaid expenses and other current assets                                525,000               606,000
                                                                       -----------           -----------
      Total Current Assets                                               8,836,000             9,937,000

PROPERTY AND EQUIPMENT, NET                                              3,370,000             3,675,000
GOODWILL                                                                 1,191,000             1,184,000
OTHER ASSETS                                                               609,000               501,000
                                                                       -----------           -----------
      Total Assets                                                     $14,006,000           $15,297,000
                                                                       ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Loans payable to bank                                                $ 1,915,000           $ 3,150,000
  Accounts payable and accrued expenses                                  1,292,000             1,289,000
  Accrued payroll and related taxes                                      1,721,000             1,935,000
                                                                       -----------           -----------
      Total Current Liabilities                                          4,928,000             6,374,000
CAPITAL LEASE OBLIGATIONS                                                   29,000                85,000
DEFERRED COMPENSATION                                                      228,000               162,000
                                                                       -----------           -----------
      Total Liabilities                                                  5,185,000             6,621,000
                                                                       -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 500,000 shares, none outstanding                                 --                    --
  Common stock, $.01 par value:
    Authorized 10,000,000 shares; issued 3,828,000 shares                   38,000                38,000
  Additional paid-in capital                                             3,674,000             3,674,000
  Retained earnings                                                      5,491,000             5,346,000
                                                                       -----------           -----------
                                                                         9,203,000             9,058,000

  LESS: Cost of 144,000 shares of common stock held in treasury            382,000               382,000
                                                                       -----------           -----------
          Total Stockholders' Equity                                     8,821,000             8,676,000
                                                                       -----------           -----------
            Total Liabilities and Stockholders' Equity                 $14,006,000           $15,297,000
                                                                       ===========           ===========

See accompanying notes to consolidated financial statements.

                                                 Joule Inc. And Subsidiaries
                                            Consolidated Statements of Operations
                                                         (Unaudited)


                                                        Three Months Ended                      Six Months Ended
                                                  -------------------------------        -------------------------------
                                                    March 31,          March 31,           March 31,          March 31,
                                                      2004               2003                2004               2003
                                                  ------------       ------------        ------------       ------------

REVENUES                                          $ 17,441,000       $ 16,509,000        $ 34,457,000       $ 33,526,000
                                                  ------------       ------------        ------------       ------------

COSTS, EXPENSES AND OTHER:
  Cost of services                                  14,147,000         13,537,000          27,670,000         27,321,000
  Selling, general & administrative expenses         3,124,000          3,478,000           6,432,000          6,864,000
  Interest expense                                      36,000             27,000              81,000             62,000
                                                  ------------       ------------        ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                      134,000           (533,000)            274,000           (721,000)

INCOME TAX PROVISION (BENEFIT)                          48,000           (209,000)            129,000           (282,000)
                                                  ------------       ------------        ------------       ------------

NET INCOME (LOSS)                                 $     86,000       $   (324,000)       $    145,000       $   (439,000)
                                                  ============       ============        ============       ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       $       0.02       $      (0.09)       $       0.04       $      (0.12)
                                                  ============       ============        ============       ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC                                    3,684,000          3,684,000           3,684,000          3,684,000
                                                  ============       ============        ============       ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED             3,694,000          3,684,000           3,694,000          3,684,000
                                                  ============       ============        ============       ============

See accompanying notes to consolidated financial statements.

                                  Joule Inc. And Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                          Six Months Ended
                                                                     --------------------------
                                                                      March 31,      March 31,
                                                                        2004           2003
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $   145,000    $  (439,000)
  Adjustments to reconcile net income (loss) to
    net cash flows provided by operating
    activities:
      Depreciation and amortization                                      421,000        458,000
      Provision for losses on accounts receivable                        (70,000)            --
      Writeoffs of property and equipment                                 12,000         54,000
      Gain on sale of property and equipment                              (5,000)            --

      Changes in operating assets and liabilities:
        Accounts receivable                                              637,000      1,139,000
        Prepaid expenses and other assets                                440,000       (275,000)
        Accounts payable and accrued expenses                              3,000        (99,000)
        Accrued payroll and related taxes                               (214,000)      (320,000)
        Deferred compensation                                             66,000         33,000
                                                                     -----------    -----------
          Net cash flows provided by operating activities              1,435,000        551,000
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                (114,000)      (284,000)
  Purchase of marketable securities for deferred compensation plan       (36,000)       (29,000)
  Disposal of property and equipment                                       9,000             --
  Payment for business acquired                                           (7,000)       (43,000)
                                                                     -----------    -----------
    Net cash flows used in investing activities                         (148,000)      (356,000)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in loans payable to bank                                   (1,235,000)      (130,000)
  Repayment of obligations under capital leases                          (56,000)       (55,000)
                                                                     -----------    -----------
    Net cash flows used in financing activities                       (1,291,000)      (185,000)
                                                                     -----------    -----------

NET CHANGE IN CASH                                                        (4,000)        10,000

CASH, BEGINNING OF PERIOD                                                177,000        174,000
                                                                     -----------    -----------
CASH, END OF PERIOD                                                  $   173,000    $   184,000
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
         Interest paid                                               $    72,000    $    64,000
                                                                     ===========    ===========
         Income taxes paid                                           $    15,000    $    24,000
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:
         Capitalized vehicle leases                                  $        --    $   (16,000)
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

(2) At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee and director compensation cost is reflected in net income (loss) as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                            Three Months Ended                   Six Months Ended
                                                 March 31,                          March 31,
                                        ---------------------------         --------------------------
                                            2004            2003              2004               2003
                                        ----------        ---------         ---------        ---------

Net income (loss) as reported...        $   86,000        $(324,000)        $ 145,000        $(439,000)
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects....            (1,000)          (2,000)           (2,000)          (5,000)
                                        ----------        ---------         ---------        ---------
Pro forma net income (loss).....        $   85,000        $(326,000)        $ 143,000        $(444,000)
                                        ==========        =========         =========        =========

Income (loss) per share:
  Basic - as reported...........        $     0.02        $   (0.09)        $    0.04        $   (0.12)
                                        ==========        =========         =========        =========
  Basic - pro forma.............        $     0.02        $   (0.09)        $    0.04        $   (0.12)
                                        ==========        =========         =========        =========

  Diluted - as reported.........        $     0.02        $   (0.09)        $    0.04        $   (0.12)
                                        ==========        =========         =========        =========
  Diluted - pro forma...........        $     0.02        $   (0.09)        $    0.04        $   (0.12)
                                        ==========        =========         =========        =========

(3)      Segment Disclosures

         The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Industrial Staffing, and (3) Technical Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                                Three Months Ended                   Six Months Ended
                                                    March 31,                           March 31,
                                            --------------------------          --------------------------
                                              2004              2003              2004             2003
                                            --------          --------          --------         ---------

Revenues
  Commercial........................        $  4,963          $  4,076          $ 10,061         $   8,945
  Industrial........................           5,202             5,548            10,131            11,241
  Technical.........................           7,276             6,885            14,265            13,340
                                            --------         ---------          --------         ---------
                                            $ 17,441          $ 16,509          $ 34,457         $  33,526
                                            --------         ---------          --------         ---------

Income (Loss) Before Income Taxes
  Commercial........................        $    251          $    (19)         $    555                96
  Industrial........................             201                86               510               231
  Technical.........................             636               439             1,416             1,034
  Corporate (unallocated,
    including interest).............            (954)           (1,039)           (2,207)           (2,082)
                                            --------         ---------          --------         ---------
                                            $    134         $    (533)         $    274         $    (721)
                                            --------         ---------          --------         ---------

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

(5)      Going Private Proposal and Subsequent Events:

         On August 21, 2003, the Company announced that it had received a non-binding proposal from a purchaser group (the "JAC Group") consisting of Emanuel N. Logothetis, the founder, Chairman of the Board and Chief Executive Officer of the Company, members of his immediate family and John G. Wellman, Jr., President and Chief Operating Officer of the Company, to acquire all of the outstanding shares of the Company's common stock not already owned by the JAC Group.

         A Special Committee, comprised of the three independent members of the Company's Board of Directors, was formed to evaluate and negotiate the going private proposal. Following negotiations with the Special Committee, on November 21, 2003, JAC Acquisition Company, Inc. ("JAC"), a corporation formed by the JAC Group, commenced a tender offer (the "Tender Offer") for all of the outstanding common stock of the Company not owned by the JAC Group at $1.52 per share. The Tender Offer was scheduled to expire at 12:00, midnight, Eastern Standard Time, on December 19, 2003. On December 22, 2003, the JAC Group announced that it had extended the expiration of the Tender Offer to 5:00 p.m., Eastern Standard Time, on January 15, 2004, unless further extended. At December 19, 2003, approximately 350,000 shares of common stock of the Company had been tendered and not withdrawn.

         On January 16, 2004, the JAC Group announced that the number of shares tendered pursuant to its offer to purchase all of the outstanding common stock of the Company not owned by the JAC Group was not sufficient to satisfy the non-waivable minimum tender condition of the tender offer and that the tender offer had been withdrawn. The JAC Group also announced that it had made an alternative going private proposal to the Board of Directors of the Company for a merger of JAC with Joule pursuant to which stockholders of Joule (other than the JAC Group and stockholders who properly perfect appraisal rights under Delaware law) would receive $1.54, in cash, for each outstanding share of Joule common stock owned by them. The Board of Directors of Joule reconstituted the Special Committee of its Board of Directors, consisting of the three independent directors, to evaluate the merger proposal. The Special Committee sought further advice from the independent financial advisor and independent legal counsel previously retained in connection with the original going private proposal.

         On March 19, 2004, Joule Inc. announced that it had entered into an Agreement and Plan of Merger with JAC and that the merger consideration had been increased to $1.70 per share following discussions between members of the special committee and the JAC group. In connection with both the Tender Offer and the merger plan, the Company incurred costs of approximately $153,000 through March 31, 2004, including $8,000 and $103,000 in the three and six months ended March 31, 2004, related to fees incurred by the Special Committee to analyze the JAC Group's offers, which are included in selling, general and administrative expenses.

         The proposed merger has been approved by the Board of Directors, with the directors who are members of the JAC Group abstaining, and will require approval by the holders of a majority of the outstanding shares of Joule common stock, which will be obtained by the written consent of the members of the JAC Group.

         If the merger is consummated, JAC will merge with and into Joule, with Joule as the surviving corporation. Each share of Joule common stock, other than shares of common stock held by the JAC Group, which will be contributed to JAC immediately prior to the Merger in exchange for shares of JAC common stock, and shares of common stock held by stockholders who perfect appraisal rights under Delaware law, will be converted into the right to receive the merger consideration of $1.70 per share in cash, without interest. The common stock of Joule will cease to be listed on the American Stock Exchange, Joule will cease to file periodic reports with the Securities and Exchange Commission and Joule will be a privately-held company owned solely by the members of the JAC Group.

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

Results of Operations

         Revenue increased 5.6% to $17.4 million for the three months ended March 31, 2004 compared to $16.5 million for the year earlier period. Revenue for the first six months of fiscal 2004 increased 2.8% to $34.5 million from $33.5 million for the comparable six-month period of 2003. Technical staffing revenue increased 6% to $7.3 million and 7% to $14.3 million for the respective three and six-month periods ended March 31, 2004. These increases related primarily to the continuing strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients, as well as the acquisition in January 2003 of a staffing firm which places marketing and creative personnel. Commercial staffing revenue increased 22% to $5.0 million and 12% to $10.1 million for the respective three and six-month periods ended March 31, 2004 as general demand for these services improved over prior year periods. Industrial staffing revenue decreased 6% to $5.2 million for the three-month period ended March 31, 2004 compared to the 2003 similar period. For the six-month period ended March 31, 2004, Industrial Staffing revenue declined 10% to $10.1 million compared to the year earlier period. These declines were due to the uneven economic recovery, which negatively impacted demand for the Company's industrial personnel.

         Cost of services were 81.1% of revenue in the current quarter compared to 82.0% for the prior year three-month period. For the six-month period cost of services were 80.3% of revenues in 2004 compared to 81.5% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites. The improvements in cost of services as a percentage of revenue related to more permanent placement fees and modest reductions in various costs of services in 2004 compared to the prior periods.

         Selling, general and administrative expenses were $3.1 million and $6.4 million for the three and six months ended March 31, 2004, respectively, compared to $3.5 million and $6.9 million for the year earlier periods, and represented 17.9% and 18.7% of revenue in the 2004 respective periods, a decrease from the comparable 2003 periods of 21.1% and 20.5% of revenue, respectively. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices. The Company has reduced selling, general and administrative expenses in the 2004 periods through a decrease in staff payroll and related expenses, some branch closures, and an overall decrease in other costs related to the Company's branch offices across all segments. The Company continues to monitor these expenses and expects that such cost controls will further benefit future periods. Partially offsetting this decrease in the 2004 periods, the Company incurred fees of approximately $8,000 and $103,000 in the 2004 quarter and six-month periods, respectively, for services performed by the Special Committee and its advisors relating to the going private proposal.

         Interest expense increased $9,000 and $19,000 for the 2004 three and six-month periods, respectively, compared to the respective prior year periods, reflecting higher interest rates associated with the new three-year loan agreement. After giving effect to nondeductible costs associated with the going private proposal, partially offset by the utilization of certain tax credits, the effective tax rates for the three and six month periods ending March 31, 2004 were 36% and 47%, respectively; for 2003 the effective tax rate benefits were 39% in the same periods ending March 31, 2003. As a result of the above, the net income for the 2004 three-month period was $86,000 or $0.02 per basic and diluted share, compared with the net loss of $324,000 or $0.09 per basic and diluted share, for the 2003 period; for the 2004 six-month period, the net income was $145,000 or $0.04 per basic and diluted share, compared with the net loss of $439,000 or $0.12 per basic and diluted share, for the 2003 period.

Liquidity and Capital Resources

         Current assets at March 31, 2004 were $8,836,000 compared to current assets of $9,937,000 at September 30, 2003 and current liabilities at March 31, 2004 were $4,928,000 compared to $6,374,000 as of September 30, 2003. The decrease in current assets relates to a $656,000 reduction in gross accounts receivable due to the continuing emphasis on credit and collections; a $449,000 decrease in prepaid insurance related to the timing of insurance renewals and an $81,000 decrease in prepaid expense and other current assets. The decrease in current liabilities is principally the result of a $1,235,000 decrease in bank borrowings, and a $214,000 decrease in accrued payroll and related taxes due to extra days payroll accrual at September 30, 2003.

         Due to the nature of its business, the Company's capital expenditures are relatively modest and amounted to $114,000 for the six months ended March 31, 2004. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a three-year loan agreement in the form of a line of credit of $7,500,000 that bears interest at LIBOR plus two and three-quarter percent with a prime rate plus one-half percent option. The Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its worker compensation insurance carrier as a part of its insurance renewal in 2003. Borrowings are collateralized principally by accounts receivable. In addition to the letter of credit, $1,915,000 was outstanding under this line as of March 31, 2004. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

The following is a table that presents the Company's contractual obligations and commercial commitments as of March 31, 2004:

                                                            Payments Due by Fiscal Year
                                                    -------------------------------------------
                                                                                                    2006 and
                                                        Total            2004*         2005        Thereafter
                                                    -------------    ------------   -----------   -----------

Loan payable to bank.........................       $   1,915,000    $  1,915,000   $        --   $        --
Capital lease obligations including interest.             145,000          60,000        67,000        18,000
Operating leases.............................             250,000         120,000       128,000         2,000
                                                    -------------    ------------   -----------   -----------
Total contractual cash obligations...........       $   2,310,000    $  2,095,000   $   195,000   $    20,000
                                                    =============    ============   ===========   ===========

* Represents contractual cash obligations for the six months ended September 30, 2004.

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

         Stock Options - At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements in Form 10-K for the fiscal year ended September 30, 2003.

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

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $6,000 and $7,000 for the six months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and March 31, 2003, the Company provided temporary office services to Symphony Suites, a company owned by Nick M. Logothetis, a director and significant shareholder. Billing rates are comparable to those used for other customers; amounts charged for the three and six months ended March 31, 2004 were $88,000 and $180,000, respectively; such charges for the three and six months ended March 31, 2003 were $105,000 and $197,000; $56,000 and $85,000 was outstanding at March 31,
2004 and September 30, 2003, respectively.

         The Company rented a facility from E.N. Logothetis, Chairman and Chief Executive Officer and a significant stockholder for approximately $8,000 for the six months ended March 31, 2004 and March 31, 2003. The Company's rental agreement with the stockholder is on a month-to-month basis.

         The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. The fair value of the loans payable to bank as of March 31, 2004 approximates its carrying value. There has been no change with respect to the Company's interest rate exposures or its approach toward those exposures since September 30, 2003. The Company does not expect its interest rate exposures on its borrowings to change significantly in the near term. A 100 basis point (1.0%) increase in interest rates on the Company's loan payable to bank would have an immaterial impact on the Company's financial position or results of operations.

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

Item 4.  Controls and Procedures

         Within the 90-day period preceding the date of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the

Exchange Act) was carried out under the supervision and with the participation of the Company's management, including the Chairman of the Board and Chief Executive Officer and the Vice President and Chief Financial Officer (the "Certifying Officers"). Based on that evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures are effective to bring to the attention of the Company's management, on a timely basis, the relevant information necessary to permit an assessment of the need to disclose material developments and risks pertaining to the Company's business in its periodic filings with the Securities and Exchange Commission. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         Form 8-K dated February 10, 2004 with respect to the issuance of the press release for the first quarter ended December 31, 2003 (Item 12).

         Form 8-K dated March 22, 2004 with respect to the agreement and plan of merger dated March 19, 2004 and the related press release dated March 19, 2004 (Items 5 and 7).

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                   JOULE INC.
                                  (Registrant)


May 12, 2004              /s/ E.N. LOGOTHETIS
                          ------------------------------------------------------
                          E. N. Logothetis, Chairman and Chief Executive Officer
                          (Principal Executive Officer)


May 12, 2004              /s/ BERNARD G. CLARKIN
                          ------------------------------------------------------
                          Bernard G. Clarkin, Vice President and
                          Chief Financial Officer (Principal Financial Officer)

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