Form 10-Q
period 2004-06-30
JOULE INC
filed 2004-08-17
CIK 798168

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                                       or

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

Yes [ ]   No [X]

As of August 16, 2004, 3,683,650 shares of the Registrant's common stock were outstanding.

Part I - Financial Information
Item 1. Financial Statements (unaudited)

                           Joule Inc. And Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                         June 30,     September 30,
                                                                           2004           2003
                                                                       ------------   ------------
ASSETS
------
CURRENT ASSETS:
    Cash                                                               $    189,000   $    177,000
    Accounts receivable, less allowance
           for doubtful accounts of $244,000 at June 30
           and $393,000 at September 30                                   8,401,000      7,940,000
    Prepaid insurance                                                       630,000      1,214,000
    Prepaid expenses and other current assets                               516,000        606,000
                                                                       ------------   ------------
                Total Current Assets                                      9,736,000      9,937,000

PROPERTY AND EQUIPMENT, NET                                               3,224,000      3,675,000
GOODWILL                                                                  1,191,000      1,184,000
OTHER ASSETS                                                                623,000        501,000
                                                                       ------------   ------------
                        Total Assets                                   $ 14,774,000   $ 15,297,000
                                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Loans payable to bank                                              $  2,333,000   $  3,150,000
    Accounts payable and accrued expenses                                 1,535,000      1,289,000
    Accrued payroll and related taxes                                     1,665,000      1,935,000
                                                                       ------------   ------------
                Total Current Liabilities                                 5,533,000      6,374,000
CAPITAL LEASE OBLIGATIONS                                                    25,000         85,000
DEFERRED COMPENSATION                                                       252,000        162,000
                                                                       ------------   ------------
                Total Liabilities                                         5,810,000      6,621,000
                                                                       ------------   ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value:
         Authorized 500,000 shares, none outstanding                             --             --
    Common stock, $.01 par value:
         Authorized 10,000,000 shares; issued 3,828,000 shares               38,000         38,000
    Additional paid-in capital                                            3,674,000      3,674,000
    Retained earnings                                                     5,634,000      5,346,000
                                                                       ------------   ------------
                                                                          9,346,000      9,058,000

    LESS:  Cost of 144,000 shares of common stock held in treasury          382,000        382,000
                                                                       ------------   ------------
                     Total Stockholders' Equity                           8,964,000      8,676,000
                                                                       ------------   ------------
                          Total Liabilities and Stockholders' Equity   $ 14,774,000   $ 15,297,000
                                                                       ============   ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                   ---------------------------   ---------------------------
                                                     June 30,       June 30,       June 30,       June 30,
                                                       2004           2003           2004           2003
                                                   ------------   ------------   ------------   ------------
REVENUES                                           $ 18,643,000   $ 17,799,000   $ 53,100,000   $ 51,325,000
                                                   ------------   ------------   ------------   ------------


COSTS, EXPENSES AND OTHER:
      Cost of services                               14,918,000     14,390,000     42,588,000     41,711,000
      Selling, general & administrative expenses      3,415,000      3,172,000      9,846,000     10,037,000
      Interest expense                                   32,000         31,000        114,000         93,000
                                                   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                       278,000        206,000        552,000       (516,000)

INCOME TAX PROVISION (BENEFIT)                          136,000         80,000        264,000       (202,000)
                                                   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                  $    142,000   $    126,000   $    288,000   $   (314,000)
                                                   ============   ============   ============   ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE          $       0.04   $       0.03   $       0.08   $      (0.09)
                                                   ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC                                   3,684,000      3,684,000      3,684,000      3,684,000
                                                   ============   ============   ============   ============

WEIGHTED AVERAGE COMMON SHARES AND
COMMON EQUIVALENTS OUTSTANDING - DILUTED              3,696,000      3,685,000      3,694,000      3,684,000
                                                   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                           Joule Inc. And Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                             ----------------------------
                                                                               June 30,        June 30,
                                                                                 2004            2003
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $    288,000    $   (314,000)
     Adjustments to reconcile net income (loss) to
        net cash flows provided by operating
        activities:
          Depreciation and amortization                                           626,000         684,000
          Provision for losses on accounts receivable                            (100,000)             --
          Writeoffs of property and equipment                                      12,000          70,000
          Gain on sale of property and equipment                                  (22,000)             --

          Changes in operating assets and liabilities:
                Accounts receivable                                              (361,000)      1,591,000
                Prepaid expenses and other assets                                 581,000         (59,000)
                Accounts payable and accrued expenses                             246,000        (555,000)
                Accrued payroll and related taxes                                (270,000)       (231,000)
                Deferred compensation                                              90,000          63,000
                                                                             ------------    ------------
                   Net cash flows provided by operating activities              1,090,000       1,249,000
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Acquisitions of property and equipment                                 (164,000)       (342,000)
          Purchase of marketable securities for deferred compensation plan        (56,000)        (46,000)
          Disposal of property and equipment                                       26,000              --
          Payment for business acquired                                            (7,000)        (55,000)
                                                                             ------------    ------------
               Net cash flows used in investing activities                       (201,000)       (443,000)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Decrease in loans payable to bank                                       (817,000)       (580,000)
         Repayment of obligations under capital leases                            (60,000)        (87,000)
                                                                             ------------    ------------
               Net cash flows used in financing activities                       (877,000)       (667,000)
                                                                             ------------    ------------

NET CHANGE IN CASH                                                                 12,000         139,000

CASH, BEGINNING OF PERIOD                                                         177,000         174,000
                                                                             ------------    ------------

CASH, END OF PERIOD                                                          $    189,000    $    313,000
                                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:

                       Interest paid                                         $    103,000    $     95,000
                                                                             ============    ============

                       Income taxes paid                                     $    136,000    $     24,000
                                                                             ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTMENT AND FINANCING ACTIVITIES:
                       Capitalized vehicle leases                            $         --    $    (16,000)
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

(2) At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 5 to the Company's consolidated financial statements included in Form 10-K for the fiscal year ended September 30, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee and director compensation cost is reflected in net income (loss) in the periods presented herein as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                              Three Months Ended             Nine Months Ended
                                                    June 30,                      June 30,
                                          ---------------------------   ---------------------------
                                              2004           2003           2004           2003
                                          ------------   ------------   ------------   ------------
    Net income (loss) as reported .....   $    142,000   $    126,000   $    288,000   $   (314,000)
    Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     based method for all awards,
     net of related tax effects .......         (1,000)        (1,000)        (3,000)        (5,000)
                                          ------------   ------------   ------------   ------------

    Pro forma net income (loss) .......   $    141,000   $    125,000   $    285,000   $   (319,000)
                                          ============   ============   ============   ============

    Income (loss) per share:
     Basic - as reported ..............   $       0.04   $       0.03   $       0.08   $      (0.09)
                                          ============   ============   ============   ============
     Basic - pro forma ................   $       0.04   $       0.03   $       0.08   $      (0.09)
                                          ============   ============   ============   ============

     Diluted - as reported ............   $       0.04   $       0.03   $       0.08   $      (0.09)
                                          ============   ============   ============   ============
     Diluted - pro forma ..............   $       0.04   $       0.03   $       0.08   $      (0.09)
                                          ============   ============   ============   ============

(3)      Segment Disclosures

         The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by segment. The Company's reportable segments are: (1) Commercial Staffing, (2) Industrial Staffing, and (3) Technical Staffing.

         Information concerning operations by operating segment is as follows (in 000's):

                                         Three Months Ended           Nine Months Ended
                                               June 30,                    June 30,
                                       ------------------------    ------------------------
                                          2004          2003          2004          2003
                                       ----------    ----------    ----------    ----------
Revenues
    Commercial .....................   $    5,435    $    4,973    $   15,496    $   13,919
    Industrial .....................        5,800         5,427        15,931        16,668
    Technical ......................        7,408         7,399        21,673        20,738
                                       ----------    ----------    ----------    ----------
                                       $   18,643    $   17,799    $   53,100    $   51,325
                                       ----------    ----------    ----------    ----------


Income (Loss) Before Income Taxes
    Commercial .....................   $      380    $      271    $      935           367
    Industrial .....................          312           113           821           343
    Technical ......................          754           792         2,171         1,826
    Corporate (unallocated,
        including interest) ........       (1,168)         (970)       (3,375)       (3,052)
                                       ----------    ----------    ----------    ----------
                                       $      278    $      206    $      552    $     (516)
                                       ----------    ----------    ----------    ----------

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

         On March 19, 2004, Joule Inc. announced that it had entered into an Agreement and Plan of Merger with JAC and that the merger consideration had been increased to $1.70 per share following discussions between members of the special committee and the JAC group. In connection with both the Tender Offer and the merger plan, the Company incurred costs of approximately $224,000 through June 30, 2004, including $71,000 and $174,000 in the three and nine months ended June 30, 2004, related to fees incurred by the Special Committee to analyze the JAC Group's offers, which are included in selling, general and administrative expenses.

         The merger was approved by the Board of Directors, with the directors who are members of the JAC Group abstaining, and by the holders of a majority of the outstanding shares of Joule common stock, which was obtained by the written consent of the members of the JAC Group.

         On August 13, 2004 the merger was consummated. JAC was merged with and into Joule, with Joule as the surviving corporation. Each share of Joule common stock, other than shares of common stock held by the JAC Group, which were contributed to JAC immediately prior to the Merger in exchange for shares of JAC common stock, and shares of common stock held by stockholders who perfect appraisal rights under Delaware law, was converted into the right to receive the merger consideration of $1.70 per share in cash, without interest. As a result of the merger, Joule became a privately-held company owned solely by the members of the JAC Group. The common stock of Joule will cease to be listed on the American Stock Exchange and Joule will cease to file periodic reports with the Securities and Exchange Commission.

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

Results of Operations

         Revenue increased 4.7% to $18.6 million for the three months ended June 30, 2004 compared to $17.8 million for the year earlier period. Revenue for the nine months of fiscal 2004 increased 3.5% to $53.1 million from $51.3 million for the comparable nine-month period of 2003. Technical staffing revenue was $7.4 million for the three months ended June 30, 2004 and 2003; for the nine-month period ended June 30, 2004 revenue increased 4.5% to $21.7 million from $20.7 million for the comparable prior period. This increase, in the nine-month period, related primarily to the strength of its scientific business that places personnel with pharmaceutical, bio-tech, chemical, and consumer products clients, as well as the acquisition in January 2003 of a staffing firm, which places marketing and creative personnel. Commercial staffing revenue increased 9.3% to $5.4 million and 11.3% to $15.5 million for the respective three and nine-month periods ended June 30, 2004 as general demand for these services improved over prior year periods. Industrial staffing revenue increased 6.9% to $5.8 million for the three-month period ended June 30, 2004 compared to the 2003 similar period. For the nine-month period ended June 30, 2004, industrial staffing revenue declined 4.4% to $15.9 million compared to the year earlier period. This nine-month decline was due to the uneven economic recovery, which negatively impacted demand for the Company's industrial personnel earlier in the year. It is too early to conclude that the improvement in results in the current quarter represents a trend since it was based on short-term projects.

         Cost of services was 80.0% of revenue in the current quarter compared to 80.8% for the prior year three-month period. For the nine-month period cost of services were 80.2% of revenues in 2004 compared to 81.3% in the same prior year period. These expenses consist primarily of compensation to employees on assignment to clients and related costs, including social security, unemployment taxes, general liability and workers' compensation insurance, and other costs of services, including travel expenses and a van transportation service which transports some commercial staffing workers to job sites. The improvements in cost of services as a percentage of revenue related to modest reductions in various costs of services in 2004 compared to the prior periods.

         Selling, general and administrative expenses were $3.4 million and $9.8 million for the three and nine months ended June 30, 2004, respectively, compared to $3.2 million and $10.0 million for the year earlier periods, and represented 18.3% and 18.5% of revenue in the 2004 respective periods, compared to the respective 2003 periods of 17.8% and 19.6% of revenue. Selling, general and administrative expenses include staff payroll and related expenses in addition to advertising, professional fees, depreciation and amortization, provision for the allowance for doubtful accounts, rent and other costs related to maintaining the Company's branch offices. The Company has reduced selling, general and administrative expenses as a percentage of sales in the nine months of 2004 through a decrease in staff payroll and related expenses, some branch closures, and decreases in other costs related to the Company's branch offices. The Company continues to monitor these expenses and expects that such cost controls will further benefit future periods. Partially offsetting this trend, the Company incurred fees of approximately $71,000 and $174,000 in the 2004 current quarter and nine-month periods, respectively, for services performed by the Special Committee and its advisors relating to the going private proposal. The percentage increase in the current quarter can be attributed to this $71,000.

         Interest expense increased $1,000 and $21,000 for the 2004 three and nine-month periods, respectively, compared to the respective prior year periods, reflecting higher interest rates associated with the new three-year loan agreement, offset partially by lower levels of borrowing. After giving effect to non-deductible costs associated with the going private proposal, partially offset by the utilization of certain tax credits, the effective tax rates for the three and nine month periods ended June 30, 2004 were 49% and 48%, respectively; for 2003 the effective tax rate was 39% for the three-month period ended June 30, 2003; the effective tax rate benefit was 39% for the nine months ended June 30, 2003. As a result of the above, the net income for the 2004 three-month period was $142,000 or $0.04 per share, basic and diluted, compared with net income of $126,000 or $0.03 per share, basic and diluted, for the 2003 period; for the 2004 nine-month period, the net income was $288,000 or $0.08 per share, basic and diluted, compared with the net loss of $314,000 or $0.09 per share, basic and diluted, for the 2003 period.

Liquidity and Capital Resources

         Current assets at June 30, 2004 were $9,736,000 compared to current assets of $9,937,000 at September 30, 2003 and current liabilities at June 30, 2004 were $5,533,000 compared to $6,374,000 as of September 30, 2003. The decrease in current assets relates to a $312,000 increase in gross accounts receivable, offset by a $584,000 decrease in prepaid insurance related to the timing of insurance renewals as well as lower premium deposits and a $90,000 decrease in prepaid expense and other current assets. The decrease in current liabilities is principally the result of an $817,000 decrease in bank borrowings, partially offset by a $246,000 increase in accounts payable and accrued expenses principally related to accounts payable fluctuations and a $270,000 decrease in accrued payroll and related taxes due to extra days payroll accrual at September 30, 2003.

         Due to the nature of its business, the Company's capital expenditures are relatively modest and amounted to $164,000 for the nine months ended June 30, 2004. Employees typically are paid on a weekly basis. Clients generally are billed on a weekly basis. The Company has generally utilized bank borrowings to meet its working capital needs. The Company has a three-year loan agreement in the form of a line of credit of $7,500,000 that bears interest at LIBOR plus two and one-half percent with a prime rate plus one-half percent option. The Company used its bank line of credit to obtain a $1,000,000 letter of credit in favor of its worker compensation insurance carrier as a part of its insurance renewal in 2003. Borrowings are collateralized principally by accounts receivable. In addition to the letter of credit, $2,333,000 was outstanding under this line as of June 30, 2004. In August 2004, the Company also obtained a long-term loan from its lender for $1,492,000 secured by mortgages on real estate it owns. The proceeds are being used to partially pay the merger consideration and fees and expenses related to the going private transaction, as described in Note 5. The loan bears interest at the prime rate plus one percent and matures August 22, 2006. The loan is to be paid down monthly using a seven (7) year amortization schedule with a balloon payment of approximately $1,083,000 due at maturity. The Company believes that internally generated funds and available borrowings will provide sufficient cash flow to meet its requirements for at least the next 12 months.

The following is a table that presents the Company's contractual obligations and commercial commitments as of June 30, 2004:

                                                                   Payments Due by Fiscal Year
                                                    -------------------------------------------------
                                                                                            2006 and
                                                      Total         2004*        2005      Thereafter
                                                    ----------   ----------   ----------   ----------
Loan payable to bank ............................   $2,333,000   $2,333,000   $       --   $       --
Capital lease obligations including interest ....      114,000       29,000       67,000       18,000
Operating leases ................................      384,000       78,000      203,000      103,000
                                                    ----------   ----------   ----------   ----------
Total contractual cash obligations ..............    2,831,000    2,440,000      270,000      121,000
                                                    ==========   ==========   ==========   ==========

*Represents contractual cash obligations for the three months ended September 30, 2004.

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

         Stock Options - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Company's stock options granted under its two stock-based employee compensation plans. Accordingly, compensation expense is recorded on the date of grant of an option to an employee or member of the Board of Directors only if the fair market value of the underlying stock at the time of grant exceeds the exercise price. No options have been granted with an exercise price less than the fair market value of the Company's common stock at the date of grant. Had the Company elected to account for its stock options using SFAS No. 123, compensation expense would have been recognized on options granted based on their fair value. Estimating the fair value of stock options involves a number of judgments and variables that are subject to significant change. A change in the fair value estimate could have a significant effect on the amount of compensation expense disclosed.

         Management Estimates - Management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported revenues and expenses during the reporting period. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Some of the more significant estimates made by management include the allowance for doubtful accounts and various other operating allowances and accruals.

Related Party Transactions

         The Company paid certain major stockholders Board of Director's fees of approximately $6,000 and $10,000 for the nine months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004, the Company provided temporary office services to Symphony Suites, a company owned by Nick
M. Logothetis, a director and significant shareholder. Billing rates are comparable to those used for other customers; amounts charged for the three and nine months ended June 30, 2004 were $127,000 and $307,000, respectively; such charges for the three and nine months ended June 30, 2003 were $90,000 and $287,000; $64,000 and $85,000 was outstanding at June 30, 2004 and September 30, 2003, respectively.

         The Company rented a facility from E.N. Logothetis, Chairman and Chief Executive Officer and a significant stockholder for approximately $12,000 for the nine months ended June 30, 2004 and June 30, 2003. The Company's rental agreement with the stockholder is on a month-to-month basis.

         The Company's Board of Directors has approved the transactions outlined above. Any substantial change in the terms of any such transactions and any additional transactions with affiliates of the Company will be submitted to the Board for approval.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         In the normal course of business, the Company is exposed to fluctuations in interest rates as it seeks debt financing to meet its working capital needs. The Company does not employ specific strategies, such as the use of derivative instruments or hedging, to manage its interest rate exposures. The fair value of the loans payable to bank as of June 30, 2004 approximates its carrying value. There has been no change with respect to the Company's interest rate exposures or its approach toward those exposures since September 30, 2003. The Company does not expect its interest rate exposures on its borrowings to change significantly in the near term. A 100 basis point (1.0%) increase in interest rates on the Company's loan payable to bank would have an immaterial impact on the Company's financial position or results of operations.

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

Item 4. - Controls and Procedures

         Disclosure Controls and Procedures

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information that we are required to disclose in the reports that we file or submit under the Exchange Act.

         Internal Control Over Financial Reporting

         There has been no change in our internal control over financial reporting during the nine months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                  Form 8-K dated May 5, 2004 with respect to the issuance of the press release for the second quarter and six months ended March 31, 2004 (Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      JOULE INC.
                                      (Registrant)


August 16, 2004                       /s/ E.N. LOGOTHETIS
                                      --------------------------------------
                                      E. N. Logothetis, Chairman
                                      and Chief Executive Officer
                                      (Principal Executive
                                      Officer)


August 16, 2004                       /s/ BERNARD G. CLARKIN
                                      --------------------------------------
                                      Bernard G. Clarkin, Vice President and
                                      Chief Financial Officer (Principal
                                      Financial Officer)

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